Form 10QSB
period 1996-03-31
CONTINENTAL CHOICE CARE INC
filed 1996-05-10
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended      March 31, 1996

                                - OR -

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                          to

    Commission File Number                 0-24542

                          CONTINENTAL CHOICE CARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                NEW JERSEY                           22-3276736
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)                Identification No.)

           25-B VREELAND ROAD
        FLORHAM PARK, NEW JERSEY                        07932
   (Address of Principal Executive Offices)           Zip Code

    Registrant's Telephone Number, Including Area Code      (201) 593-0500

                                      N.A.

      Former Name, Former Address and Former Fiscal Year, if Changed Since
                                   Last Report

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes     X         No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                Yes _____     No _____

    Applicable only to corporate issuers.

    Shares outstanding as of May 8, 1996 3,237,500 shares of common stock, no par value.

    Transitional Small Business Disclosure Format:   Yes ____   No     X

                 Continental Choice Care, Inc. and Subsidiaries
                                   Form 10-QSB
                                 March 31, 1996




Part I.                    Financial Information


         The comparative consolidated statements of operations, balance sheets and statements of cash flows for Continental Choice Care, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

         The consolidated financial statements and accompanying financial information as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form 10-KSB filed with the Securities and Exchange Commission.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                       Mar. 31, 1996  Dec. 31, 1995
                                                                                              (unaudited)
Current Assets:
Cash ......................................................................................   $ 2,596,551   $ 1,341,955
Accounts receivable, less allowance for doubtful accounts  of $736,000
    at March 31, 1996 and $728,000 at December 31, 1995 ...................................     1,357,067     1,685,888
Supplies inventories ......................................................................        28,937        57,134
Deferred tax asset ........................................................................       112,670       112,670
Other current assets ......................................................................        87,974       102,466
   Total current assets ...................................................................     4,183,199     3,300,113
Amounts due from affiliates ...............................................................       773,273       763,273
Amounts due from consulting customers .....................................................     2,914,649     2,553,475
Intangible assets, net ....................................................................        10,056         7,521
Property and equipment, at cost, less accumulated depreciation ............................       424,425       615,698
Other assets ..............................................................................        20,041         2,956
                                                                                               $8,325,643    $7,243,036


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable ..........................................................................   $ 1,159,736   $ 1,444,461
Accrued expenses ..........................................................................       243,032       341,003
Current portion of notes payable and obligations under
   capital leases .........................................................................        46,083        43,082
Income taxes payable ......................................................................       121,161        20,000
   Total current liabilities ..............................................................     1,570,012     1,848,546
Notes payable and obligations under capital leases,
   less current portion ...................................................................        64,713        83,148
Deferred income taxes and other liabilities ...............................................       106,159       106,159
                                                                                                  170,872       189,307

 Commitments and Contingencies

Stockholders' Equity:
Common stock, no par value, 10,000,000 shares authorized
   3,237,500 shares issued and outstanding
   at March 31, 1996 and December 31, 1995 ................................................     5,414,061     5,414,061
Preferred stock, 5,000,000 shares authorized, none issued or outstanding ..................          --            --
Paid-in capital ...........................................................................           500           500
Retained earnings (deficit) ...............................................................     1,170,198      (209,378)
Total stockholders' equity ................................................................     6,584,759     5,205,183
                                                                                              $ 8,325,643   $ 7,243,036

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Three Months Ended
                                                                                     Mar. 31, 1996  Mar. 31, 1995
                                                                                      (unaudited)    (unaudited)
Net Patient Revenues:
   Equipment and supplies .........................................................  $   815,835    $ 1,488,838
   Services .......................................................................      829,515        671,608

         Total net patient revenues ...............................................    1,645,350      2,160,446

Costs and Expenses:
   Cost of goods sold .............................................................      300,104        799,584
   Cost of services ...............................................................      254,426        284,085
   Provision for doubtful accounts ................................................      205,145        226,583
   Selling, general and administrative ............................................    1,116,944      1,185,731
   Depreciation and amortization ..................................................       34,120         37,305
   Interest income ................................................................       (6,824)       (23,267)

         Total costs and expenses .................................................    1,903,915      2,510,021

Loss from operations ..............................................................     (258,565)      (349,575)

Gain on sale of former New Jersey in-center facility ..............................    1,749,080            -0-

Income (loss) before income taxes .................................................    1,490,515       (349,575)

Provision for income taxes ........................................................      110,939            -0-

         Net income (loss) ........................................................  $ 1,379,576    $  (349,575)

Net income (loss) per share........................................................  $       .46    $      (.11)
Weighted average number of shares outstanding .....................................    3,237,500      3,237,500



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                 Mar. 31, 1996   Mar. 31, 1995
                                                                                  (unaudited)    (unaudited)
Cash Flows From Operating Activities:
   Net income (loss) ..........................................................  $ 1,379,576    $  (349,575)
   Adjustments to reconcile net income (loss) to net cash
       provided from (used in) operating activities --
       Depreciation and amortization ..........................................       34,120         37,305
     Provision for doubtful accounts ..........................................      205,145        226,583
     Gain on sale of former New Jersey in-center facility .....................   (1,749,080)           -0-
   Increase (decrease) in accounts receivable .................................      123,776        (20,982)
   Decrease in supplies inventories ...........................................        2,001          6,235
   Increase in other assets ...................................................       (8,279)       (22,184)
   Increase in amounts due from affiliates ....................................      (10,000)           -0-
   Increase (decrease) in accounts payable ....................................     (343,750)       382,600
   Decrease in accrued expenses ...............................................      (97,971)       (51,235)
   Increase (decrease) in income taxes payable ................................      101,161        (30,492)
       Net cash provided from (used in) operating activities ..................     (363,301)       178,255

Cash Flows From Investing Activities:
   Proceeds from sale of former New Jersey in-center facility .................    2,010,330            -0-
   Amounts loaned or advanced to consulting customers .........................     (611,274)      (779,738)
   Amounts repaid by consulting customers .....................................      250,000            -0-
   Purchases of property and equipment ........................................      (15,725)      (111,660)
         Net cash provided from (used in) investing activities ................    1,633,331       (891,398)
Cash Flows From Financing Activities:
   Principal payments on notes payable and obligations
       under capital leases ...................................................      (15,434)       (15,241)
   Deferred costs .............................................................          -0-        (30,000)
       Net cash used in financing activities ..................................      (15,434)       (45,241)
     Net increase (decrease) in cash ..........................................    1,254,596       (758,384)
Cash, beginning of year .......................................................    1,341,955      2,169,250
Cash, end of period ...........................................................  $ 2,596,551    $ 1,410,866

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for income taxes................................  $     5,939    $    63,687
   Cash paid during the period for interest....................................  $       354    $     1,508


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of business:

         Continental Choice Care, Inc. is a New Jersey corporation incorporated in December 1993 in connection with the reorganization of the health care related subsidiaries and affiliated companies of TechTron, Inc., a Delaware corporation ("TechTron"). Continental Choice Care, Inc. and its subsidiaries are referred to collectively as the "Company." The Company is engaged primarily in the business of providing dialysis related equipment, services and supplies to individuals in their homes and other residential alternative sites, including prisons and nursing homes. The Company owned and operated an in-center facility in Cape May Court House, New Jersey, ("New Jersey in-center facility") for the provision of in-center dialysis for the Company's clients. The New Jersey in-center facility and certain other assets were sold by the Company in March 1996. See "Recent Developments". During fiscal year 1995, the Company commenced operations at a training center owned by the Company in Linden, New Jersey. Training centers are freestanding centers to train individual clients in the self-administration of dialysis treatments ("Training Centers"). The Company is also engaged in the provision of consulting and administrative services and acute care dialysis nursing placement services. The Company discontinued infusion services in 1995 and does not intend to provide such services in the future.

         Substantially all of the Company's revenues are dependent upon reimbursement from third party payors, including the Medicare and Medicaid programs and commercial insurance companies. Such third party payors maintain standards which providers must satisfy to remain eligible for participation and reimbursement, thus the Company's future operating results are dependent on its ability to remain eligible for participation in such third party payor programs. A significant portion of the Company's patients are covered by Medicare under the End Stage Renal Disease Program ("ESRD"). This program began in 1973 through legislation which extended benefits to qualifying individuals with permanent kidney failure at rates set from time to time by the government. The Company is generally reimbursed by Medicare 80% of an allowed rate established by the government for the services rendered in connection with ESRD. The patient or third party insurance company is responsible for the remaining 20% of the fee in these cases. Any change in these regulations or reimbursement could have a significant impact on the Company's operations. In addition, the continuing efforts of third party payors to contain or reduce health care costs by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing could have a material adverse impact on the Company's operations. The Company's operations and cash flows are dependent upon the rate and timeliness of payment for patient services from third party payors. In 1996 and 1995, approximately 31% and 35%, respectively, of the Company's cash receipts were received under the Medicare program, while approximately 69% and 65%, respectively, of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

         The health care industry is subject to extensive government regulations. Such regulations are broad and subject to change and interpretation. Such regulations do not specifically address certain of the Company's business arrangements and it is possible the Company's past or present arrangements or business practices could be challenged. Regulations could be amended or interpreted to require the Company to change its practices or business arrangements, the impact of which could have a material adverse effect on the Company's business and prospects.

         The Company is dependent upon referrals of patients for treatment by physicians practicing in communities served by the Company. A limited number of physicians account for a significant portion of the Company's patient referral base. The loss of key referring physicians could have a material adverse impact on the Company's operations.


(2) Earnings per share:

         Earnings (loss) per share is computed by dividing the net income by the weighted average number of common shares outstanding during the periods. The impact of common stock equivalents is antidilutive and thus not included in the calculation of earnings per share in 1996 and 1995.


(3) Related Party transactions:

         As of March 31, 1996 and December 31, 1995, $399,236 and $550,754
respectively, was due from the South Bronx Kidney Center, a dialysis facility located in the Bronx section of New York (the "Bronx Facility"), and is included in amounts due from consulting customers in the accompanying consolidated balance sheets. The amounts are net of certain transactions not recorded due to realization uncertainties. Alpha Administration Corp. ("Alpha"), an entity owned by the Company's Chairman, President and Corporate Medical Director ("Certain Executive Officers"), has the option to purchase the Bronx Facility.

              The Company has also advanced funds to Continental Dialysis of the Bronx, Inc. ("CDBI") for the construction of a new In-Center Dialysis Facility in the Bronx, New York, a company owned by Certain Executive Officers. At December 31, 1995, $479,000 had been advanced to CDBI. Additional 1996 advances to CDBI totaled $402,411.

         The Company, as well as Certain Executive Officers, have guaranteed an aggregate of $2,400,000 of bank credit facilities of the Upper Manhattan Dialysis Center, Inc. ("UMDC") to construct the UMDC facility and to provide working capital to UMDC. The facilities are comprised of a $500,000 Credit Facility (the "Revolver") and separate loans originally totalling $1,900,000. As of March 31, 1996, an aggregate of $1,877,000 was outstanding under the credit facilities. Under the terms of the Revolver, which was renewed and will mature in August, 1996, certain amounts due the Company are subordinated to UMDC's obligations to the bank. No assurance can be given that the bank will not call upon the guarantees of the Company or Certain Executive Officers. In addition, amounts due the Company from UMDC may not be paid if UMDC is in default under the terms of the $1,900,000 credit facility. Certain Executive Officers acquired an aggregate of 50% of the common stock of UMDC as of March 31, 1996. In 1994, the Company loaned certain principals of UMDC (who are not affiliated with the Company) $450,000 and UMDC an aggregate of $304,524 at a designated prime rate less 1%. Certain of these loans are due on demand and certain of these loans which were due on various stated maturity dates have been extended by the Company to become due on November 30, 1995. These notes remain outstanding as of March 31, 1996. The Company intends to extend the due dates. In addition, the Company provided equipment and supplies to UMDC aggregating $805,412 through March 31, 1996 at no margin. These amounts and the previously mentioned loans to UMDC and its principals, are included in amounts due from consulting customers in the accompanying consolidated balance sheets. The total amounts due from UMDC and its principals of $1,634,002 and $1,523,284 as of March 31, 1996 and December 31, 1995, respectively, are net of certain transactions not recorded due to realization uncertainties. The Company is the guarantor of a lease for UMDC. The Company also is the guarantor of a lease for CDBI. At March 31, 1996, $881,411 is due from CDBI and has been included in amounts due from consulting customers.


(4) Recent Developments:

         In March 1996, Courthouse Dialysis, Inc. sold substantially all of its assets, including the New Jersey in-center facility to Renal Treatment Centers - New Jersey, Inc. ("RTC - NJ"). In addition, Continental Dialysis, Inc. sold its rights to provide certain services to designated patients in the Cape May Court House, New Jersey area to RTC Supply, Inc. The respective buyers of the assets are subsidiaries of Renal Treatment Centers, Inc. ("RTC"). The prices paid in the all-cash transaction were approximately $1,370,000 to Courthouse Dialysis, Inc. and approximately $640,000 to Continental Dialysis, Inc. and resulted in an aggregate net gain of $1,749,080. A significant portion of the proceeds received by Courthouse Dialysis, Inc. were used to repay intercompany balances due to other subsidiaries of the Company. The obligations of the buyers were guaranteed by RTC and the obligations of the sellers were guaranteed by the Company. In connection with the transaction, Certain Executive Officers entered into a Covenant Not to Compete which obligates each of them to refrain from competing with the buyers and RTC in New Jersey within 35 miles of Cape May Court House, New Jersey in certain businesses for a term of seven years. The restricted activities include most of those previously conducted by the Company in the covered area.



                      MANAGEMENTS' DISCUSSION AND ANALYSIS

Results of Operations

         Three months ended March 31, 1996 Compared With Three Months Ended March 31, 1995.

     Net Patient Revenues

         Net patient revenues of the Company are derived from providing equipment and supplies to patients (50% for 1996 and 69% for 1995) and services (50% for 1996 and 31% for 1995), which services consist of contract nursing services and dialysis treatments provided by the Company's former New Jersey in-center facility and the Training Facility. In 1996 and 1995, 31% and 35%, respectively, of the Company's cash receipts were received under the Medicare program, while approximately 69% and 65%, respectively, of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

         The Company anticipates that Medicare payments will continue to be a major source of revenue. The reimbursement rates for dialysis treatments and for Epogen, a dialysis medication, are separately determined by Medicare and are subject to change from time to time. The Medicare reimbursement rate for dialysis treatments per month per patient was $1,193 in both 1996 and 1995. The continuing profitability of the Company is also dependent upon such factors as substantial government regulation and the ability to grow and remain profitable in a highly competitive industry.

         Competition for patients and referral sources in the dialysis business is highly competitive. The Company competes with many health care providers ranging in size from single location in-center facilities and small home health care providers to regional and national companies, and may face additional competition from others that may decide to enter into business in the geographic areas served by the Company. Many of the Company's competitors have substantially greater financial resources than the Company. In addition, the Company faces competition from other health care providers seeking acquisition candidates of the type and size which are or may in the future be sought by the Company. There is no assurance that the Company can continue to compete effectively with such providers. In the past, the Company has been successful in serving the home dialysis market. The combination of increased competition from the Company's larger competitors and the pressures to reduce reimbursement rates paid by private insurers make it difficult for the Company to maintain or improve its revenue base. There is no assurance that the Company's increased sales and marketing efforts will be successful in increasing the Company's net patient revenues.

         Net patient revenues were $1,645,350 in 1996 as compared with $2,160,446 in 1995. The decrease of $515,096 is attributable to a reduction of sales to consulting customers of $309,574 for the first quarter 1996 as compared to the same period in 1995. In addition, there were no net patient revenues related to the Company's infusion services business for the first quarter of 1996 as compared to $203,000 for 1995 as a result of the termination of that business in June 1995. Additionally, reductions in the Company's former southern New Jersey equipment and supplies revenues of $58,394 and New York sales of equipment and supplies of $50,238 were partially offset by $143,236 due to the opening of the Company's Training Facility.

         The Company is not permitted to operate, own or control health care facilities licensed under New York law and has, accordingly, determined to provide service in New York through consulting, administrative, or subcontracting service arrangements with Consulting Customers in New York. The Consulting Customers are, or are expected to be, partially or 100% owned by the Certain Executive Officers.

         In addition, the Company is the assignee of the Bronx Facility Agreement between Alpha and the Bronx Facility. The Bronx Facility Agreement provides that for a maximum annual consulting fee of $240,000, the Company, as assignee, will provide various administrative and consulting services to the Bronx Facility. The Company has also provided equipment and supplies to the Bronx Facility under the agreement in exchange for the Company's listed cost for the equipment and supplies. The $240,000 consulting fee is expressly subordinated to the payment of operating expenses of the Bronx Facility arising after April 16, 1993. Effective August 1994, the Company entered into an agreement to provide administrative and consulting services to UMDC for a monthly fee of $33,333. The agreement with UMDC similarly provides for reimbursement to the Company for services rendered and for its direct costs of equipment and supplies. The UMDC agreement was automatically renewed in 1995, extends for a period of two years and is automatically renewable for successive two year periods unless either party decides to terminate. Neither consulting fee has been recorded in 1996 or 1995 due to realization uncertainties.

     Cost of Goods Sold/Cost of Services

         Cost of goods sold was $300,104 or 37% of net patient revenues attributable to equipment and supplies in the three months ended March 31, 1996 as compared with $799,584 or 54% of net patient revenues attributable to equipment and supplies in 1995. This decrease in cost of goods sold is primarily the result of a decrease of equipment and supplies purchased by Consulting Customers at no margin.

         The cost of services totaled $254,426 or 31% of net patient revenues attributable to services in 1996, a reduction from $284,085 or 42% of net patient revenues in 1995; this reduction resulted primarily from the use of lower cost personnel.

     Selling, General and Administrative Expenses

         Selling, general and administrative expenses totaled $1,116,944 or 68% of net patient revenues for the three months of 1996 as compared with $1,185,731 or 55% of net patient revenues in 1995. The net decrease of $68,787 is primarily comprised of reduced fees paid to consultants and accountants of $72,245, combined with tighter control over payroll and operating costs partially offset by an increase in salaries, rent and other office expenses aggregating $66,229 due to the opening of the Company's Training Facility.

     Provision for Doubtful Accounts

         The provision for doubtful accounts was $205,145 for the first three months of 1996 as compared with $226,583 in the corresponding period in 1995. The provision for doubtful accounts is incurred to the extent deemed to be adequate to absorb possible losses resulting from uncollectible receivables. Management takes into consideration such factors as business volume, historical loss experience, regional and economic conditions and industry trends in developing the allowance for doubtful accounts. At March 31, 1996, the allowance for doubtful accounts was $736,000 as compared with $728,000 as of December 31, 1995. As a percentage of receivables outstanding, such allowance was 35% at March 31, 1996 and 30% at December 31, 1995. Management believes the stated allowance as of March 31, 1996 is adequate to absorb possible losses resulting from uncollectible receivables.

     Depreciation and Amortization Expense

         Depreciation and amortization expense in 1996 totaled $34,120, a decrease of $3,185 from the three months of 1995. This decrease is primarily the result of the write-off of intangibles related to the 1994 LDL acquisition at year end 1995.

     Net Interest Income

         Net interest income was $6,824 in the three months ended March 31, 1996 and $23,267 in 1995. Interest expense on the Company's debt obligations in both periods was more than offset by interest earned on the remaining proceeds from the 1994 Offering of common stock. See "Liquidity and Capital Resources."

     Provision for Income Taxes

         The Federal income tax provision was $30,000 in 1996 and $0 in 1995. The state income tax provision was $80,939 in 1996 and $0 in 1995. During the first quarter of 1996, net operating losses were utilized to reduce Federal and state income taxes.


Liquidity and Capital Resources

         The Company experienced a positive net cash flow of $1,254,596 during the first three months of 1996 comprised of $1,633,331 provided from investing activities, derived primarily from the proceeds of the sale of certain southern New Jersey assets of the Company, partially offset by $363,301 used in operating activities and $15,434 used in financing activities.

         The Company has made advances to certain affiliates and Consulting Customers. In the second quarter of 1994, a note receivable of $125,868 was created for the amount due from TechTron for costs incurred by the Company on TechTron's behalf. This note bears interest at an

Internal Revenue Service imputed rate for instruments having a maturity of two or more years and otherwise without a stated interest rate. Principal and accrued interest under the note is due and payable in full no later than December 31, 1996. The note has been guaranteed by Certain Executive Officers. Through March 31, 1996, the Company had advanced loans to certain principals of UMDC (who are not affiliated with the Company) aggregating $450,000 and loans to UMDC in the amount of $622,448, and had provided $561,554 of equipment and supplies to UMDC for which the Company had not yet been reimbursed. The loans bear interest at prime less 1% and are not expected to be repaid before December 31, 1996. The Company, Certain Executive Officers and the shareholders of UMDC have guaranteed UMDC's credit facilities aggregating $2,400,000, of which approximately $1,877,000 is outstanding as of March 31, 1996. Through December 31, 1994, Alpha had funded $565,000 of the cash requirements of the Bronx Facility with funds provided from the Company. The advances were converted into loan agreements with Alpha, bearing interest of 8%, and payable in full in 1999. The Company has loaned $57,405 to Alpha to enable Alpha to meet its obligations under its agreement with the estate of the former director of the Bronx Facility. All notes from Alpha have been guaranteed by Certain Executive Officers. As of March 31, 1996, $399,236 was due from the Bronx facility. Total repayments made by the Bronx Facility in 1996 were $250,000. Additional 1996 advances to the Bronx Facility for supplies and equipment totaled $98,482.

         The Company has also advanced funds to CDBI for the construction of a new in-center dialysis facility in the Bronx, New York. At December 31, 1995, $479,000 had been advanced to CDBI. Additional 1996 advances to CDBI totaled $402,411.

         In March 1996, Courthouse Dialysis, Inc. sold substantially all of its assets, including the New Jersey in-center facility, to RTC - NJ. In addition, Continental Dialysis, Inc. sold its rights to provide certain services to designated patients in the Cape May Court House, New Jersey area to RTC Supply, Inc. The transactions resulted in an aggregate net gain of $1,749,080. A significant portion of the proceeds received by Courthouse Dialysis, Inc. were used to repay intercompany balances due to other subsidiaries of the Company.

         As of April 30, 1996, the Company had completed the planned use of proceeds of its 1994 Offering of common stock. The Company expects that the cash flow from operations and from the sale of the New Jersey in-center facility will be sufficient to fund its operations at least through 1996. After such time, the Company may require additional funds. The Company has no current commitments or arrangements for additional financing and there can be no assurance that additional financings, through bank borrowings, debt or equity financings or otherwise, will be available on acceptable terms, if at all.

         Alpha has the option to purchase the Bronx facility for $500,000, to be paid in five $100,000 annual installments, plus the cash requirements of the Bronx Facility and less certain offsets. Alpha has agreed to exercise or not exercise the option at the sole discretion and expense of the Company. The Company has guaranteed payment of $200,000 per year on a five year employment agreement through April, 1998 between an unrelated third party and Alpha. The

Certain Executive Officers have assumed the Company's obligation under this guaranty, thereby making the Company's guaranty secondary to those of the Certain Executive Officers.

         The Company has also guaranteed leases for UMDC and CDBI for their respective in-center facilities in New York. Each has a 15 year term at an annual rental of $145,000 and $138,000, respectively.


Part II.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  No Exhibits accompany this 10-QSB.

           (b) Report filed on Form 8-K, April 3, 1996, reporting a closing effective March 26, 1996, in which Courthouse Dialysis, Inc. sold substantially all of its assets to Renal Treatment Centers
                - New Jersey for approximately $1,360,000 and Continental Dialysis, Inc. sold its rights to provide certain services to designated patients in the Cape May, New Jersey, area to RTC Supply, Inc. for approximately $640,000 in an all cash transaction.

                                   SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CONTINENTAL CHOICE CARE, INC.
                                   Registrant


Date: May 8, 1996                  By: __________________________________
                                       STEVEN L. TRENK
                                       President and Chief Operating
                                       Officer and Director



Date: May 8, 1996                  By: ___________________________________
                                       RONALD A. LEFKON
                                       Chief Financial Officer

                                   SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CONTINENTAL CHOICE CARE, INC.
                                   Registrant


Date: May 8, 1996                  By: /s/ Steven L. Trenk
                                       STEVEN L. TRENK
                                       President and Chief Operating
                                       Officer and Director



Date: May 8, 1996                  By: /s/ Ronald A. Lefkon
                                       RONALD A. LEFKON
                                       Chief Financial Officer