Form 10QSB/A
period 1996-03-31
CONTINENTAL CHOICE CARE INC
filed 1996-05-24
CIK 922488

FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1

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

                 Continental Choice Care, Inc. and Subsidiaries
                                   Form 10-QSB/A
                                 March 31, 1996




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

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Three Months Ended
                                                                                     Mar. 31, 1996  Mar. 31, 1995
                                                                                      (unaudited)    (unaudited)
Net Patient Revenues:
   Equipment and supplies .........................................................  $   815,835    $ 1,488,838
   Services .......................................................................      829,515        671,608

         Total net patient revenues ...............................................    1,645,350      2,160,446

Costs and Expenses:
   Cost of goods sold .............................................................      300,104        799,584
   Cost of services ...............................................................      254,426        284,085
   Provision for doubtful accounts ................................................      205,145        226,583
   Selling, general and administrative ............................................    1,116,944      1,185,731
   Depreciation and amortization ..................................................       34,120         37,305
   Interest income ................................................................       (6,824)       (23,267)

         Total costs and expenses .................................................    1,903,915      2,510,021

Loss from operations ..............................................................     (258,565)      (349,575)

Gain on sale of former New Jersey in-center facility ..............................    1,749,080            -0-

Income (loss) before income taxes .................................................    1,490,515       (349,575)

Provision for income taxes ........................................................      110,939            -0-

         Net income (loss) ........................................................  $ 1,379,576    $  (349,575)

Net income (loss) per share........................................................  $       .43    $      (.11)
Weighted average number of shares outstanding .....................................    3,237,500      3,237,500



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

           (a)  No Exhibits accompany this 10-QSB/A.

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


                                   CONTINENTAL CHOICE CARE, INC.
                                   Registrant


Date: May 24, 1996                 By: __________________________________
                                       STEVEN L. TRENK
                                       President and Chief Operating
                                       Officer and Director



Date: May 24, 1996                 By: ___________________________________
                                       RONALD A. LEFKON
                                       Chief Financial Officer

                                   SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CONTINENTAL CHOICE CARE, INC.
                                   Registrant


Date: May 24, 1996                 By: /s/ Steven L. Trenk
                                       STEVEN L. TRENK
                                       President and Chief Operating
                                       Officer and Director



Date: May 24, 1996                 By: /s/ Ronald A. Lefkon
                                       RONALD A. LEFKON
                                       Chief Financial Officer