Form 10QSB
period 1996-06-30
CONTINENTAL CHOICE CARE INC
filed 1996-08-13
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       (Mark One)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

         For the quarterly period ended      June 30, 1996

                                     - OR -

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the transition period from   _________    to   ___________________

         Commission File Number          0-24542

                          CONTINENTAL CHOICE CARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     NEW JERSEY                               22-3276736
         (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)

                25-B VREELAND ROAD
         FLORHAM PARK, NEW JERSEY                                 07932
         (Address of Principal Executive Offices)                Zip Code

         Registrant's Telephone Number, Including Area Code      (201) 593-0500
                                                            --------------------

                                                N.A.

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes __X__      No ____

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

         Applicable only to corporate issuers.

         Shares outstanding as of August 13, 1996 3,237,500 shares of common stock, no par value.

         Transitional Small Business Disclosure Format:   Yes ____   No   __X__

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                  JUNE 30, 1996




PART I.                           FINANCIAL INFORMATION


         The comparative consolidated statements of operations, balance sheets and statements of cash flows for Continental Choice Care, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

         The consolidated financial statements and accompanying financial information as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company as included in its Form 10-KSB filed with the Securities and Exchange Commission.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                               JUNE 30, 1996  DEC. 31, 1995
                                                                                    --------------  -------------
                                                                                     (unaudited)

Current Assets:
Cash........................................................................        $2,462,069       $1,341,955
Accounts receivable, less allowance for doubtful accounts  of $404,000
    at June 30, 1996 and $728,000 at December 31, 1995......................           540,747        1,685,888
Supplies inventories........................................................            40,199           57,134
Deferred tax asset..........................................................           112,670          112,670
Other current assets........................................................           480,380          102,466
                                                                                 -------------      -----------
   Total current assets ....................................................         3,636,065        3,300,113
Amounts due from affiliates.................................................           773,273          763,273
Amounts due from consulting customers.......................................         2,894,936        2,553,475
Property and equipment, at cost, less accumulated depreciation..............           450,154          615,698
Other assets................................................................            27,185           10,477
                                                                                 -------------     ------------
                                                                                    $7,781,613       $7,243,036
                                                                                   ===========     ============



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable..............................................................      $1,100,194        $1,444,461
Accrued expenses .............................................................         317,042           341,003
Current portion of notes payable and obligations under
   capital leases.............................................................          42,791            43,082
Income taxes payable..........................................................         121,111            20,000
                                                                                   -----------      ------------
   Total current liabilities .................................................       1,581,138         1,848,546
                                                                                   -----------      ------------
Notes payable and obligations under capital leases,
   less current portion.......................................................          59,118            83,148
Deferred income taxes and other liabilities...................................         106,911           106,159
                                                                                   -----------     -------------
                                                                                       166,029           189,307
                                                                                   -----------     -------------

 Commitments and Contingencies

Stockholders' Equity:
Common stock, no par value, 10,000,000 shares authorized
   3,237,500 shares issued and outstanding
   at June 30, 1996 and December 31, 1995.....................................       5,414,061        5,414,061
Preferred stock, 5,000,000 shares authorized, none issued or outstanding......            ---              ---
Paid-in capital...............................................................             500              500
Retained earnings (deficit)...................................................         619,885         (209,378)
                                                                                  ------------      ------------
Total stockholders' equity....................................................       6,034,446        5,205,183
                                                                                   -----------      -----------
                                                                                    $7,781,613       $7,243,036
                                                                                   ===========     ============


     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30, 1996  JUNE 30, 1995     JUNE 30, 1996   JUNE 30, 1995
                                                 -------------  -------------     -------------   -------------

Net Patient Revenues:
   Equipment and supplies...................       $ 748,078     $1,408,767         $1,563,913      $2,897,606
   Services.................................         691,341        751,628          1,520,856       1,423,236
                                                    --------   ------------         ----------     -----------

         Total net patient revenues ........       1,439,419     2 ,160,395          3,084,769       4,320,842
                                                  ----------     ----------          ---------     -----------

Costs and Expenses:
   Cost of goods sold ......................         315,756        643,141            615,861       1,427,356
   Cost of services ........................         204,513        285,170            458,938         551,256
   Provision for doubtful accounts..........          36,472        252,695            241,617         479,279
   Selling, general and administrative .....       1,417,106      1,235,976          2,534,052       2,453,635
   Cost of failed acquisition and discontinuation
     of infusion pharmacy...................             -0-        365,208                -0-         365,208
   Depreciation and amortization............          32,068         38,139             66,188          75,445
   Interest income, net.....................         (26,976)       (15,489)           (33,800)        (35,587)
                                                  ----------  -------------           --------     -----------

         Total costs and expenses...........       1,978,939      2,804,840           3,882,856      5,316,592
                                                   ---------   ------------           ---------    -----------

Loss from operations........................       (539,520)      (644,445)          (798,087)       (995,750)
Gain on sale of former New Jersey
  in-center facility........................             -0-             -0-         1,749,080             -0-
                                                ------------    -----------         -----------    -----------

Income (loss) before income taxes..........        (539,520)      (644,445)            950,993       (995,750)

Provision for income taxes..................          10,791           ----            121,730            ---
                                                ------------   ------------          ---------       ---------

   Net income (loss)........................     $ (550,311)    $ (644,445)          $ 829,263     $ (995,750)
                                                 ===========    ===========          =========     ===========

Net income (loss) per share................. $         (.17)    $     (.20)          $     .26     $     (.31)
                                             ===============    ==========          ==========     ===========

Weighted average number of shares
    outstanding.............................      3,237,500       3,237,500          3,237,500       3,237,500
                                                  =========       =========          =========       =========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         SIX MONTHS ENDED
                                                                                JUNE  30, 1996   JUNE 30, 1995
                                                                                  (UNAUDITED)      (UNAUDITED)

Cash Flows From Operating Activities:
   Net income (loss) ...........................................................   $ 829,263      $  (995,750)
   Adjustments to reconcile net income (loss) to net cash
       provided from (used in) operating activities --
       Depreciation and amortization............................................      66,188           75,445
       Provision for doubtful accounts..........................................     241,617          479,279
       Gain on sale of former New Jersey in-center facility.....................  (1,749,080)             ---
       Write-off unamortized pharmacy intangibles...............................         -0-           45,208
   Decrease (increase) in accounts receivable...................................     903,524          (83,266)
   Decrease in supplies inventories.............................................      16,935           46,526
   Increase in other assets.....................................................    (394,622)         (69,503)
   Increase in amounts due from affiliates .....................................     (10,000)          (8,800)
   Increase (decrease) in accounts payable......................................    (344,267)         193,518
   Decrease in accrued expenses.................................................     (47,419)         (71,259)
   Increase (decrease) in income taxes payable..................................     101,111          (30,492)
                                                                                     -------          --------
       Net cash provided from (used in) operating activities....................    (386,750)         (419,094)
                                                                                   ---------      ------------

Cash Flows From Investing Activities:
   Proceeds from sale of former New Jersey in-center facility...................   2,010,330               -0-
   Amounts loaned or advanced to consulting customers...........................    (781,778)      (1,127,656)
   Amounts repaid by consulting customers.......................................     440,317          773,925
   Purchases of property and equipment..........................................    (137,684)        (116,475)
                                                                                   ----------     ------------
       Net cash provided from (used in) investing activities....................   1,531,185         (470,206)
                                                                                   ----------     ------------

Cash Flows From Financing Activities:
   Principal payments on notes payable and obligations
   under capital leases.........................................................     (24,321)         (26,609)
                                                                                 ------------   --------------

Net increase (decrease) in cash.................................................   1,120,114         (915,909)
Cash, beginning of year.........................................................   1,341,955        2,169,250
                                                                                   ---------      -----------
Cash, end of period.............................................................   2,462,069       $1,253,341
                                                                                   =========       ==========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for income taxes.................................    $121,730    $          94
                                                                                   ==========      ==========
   Cash paid during the period for interest...................................    $      354    $       2,356
                                                                                  ===========     ============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS:

         Continental Choice Care, Inc. is a New Jersey corporation incorporated in December 1993 in connection with the reorganization of the health care related subsidiaries and affiliated companies of TechTron, Inc., a Delaware corporation ("TechTron"). Continental Choice Care, Inc. and its subsidiaries are referred to collectively as the "Company." The Company is engaged primarily in the business of providing dialysis related equipment, services and supplies to individuals in their homes and other residential alternative sites, including prisons and nursing homes. The Company owned and operated an in-center facility in Cape May Court House, New Jersey, ("New Jersey In-Center Facility") for the provision of in-center dialysis for the Company's clients. The New Jersey in-center facility and certain other assets were sold by the Company in March 1996 (the "RTC Transaction"). See "Sale of New Jersey In-Center Facility". During fiscal year 1995, the Company commenced operations at a training center owned by the Company in Linden, New Jersey. Training centers are freestanding centers to train individual clients in the self-administration of dialysis treatments ("Training Centers"). The Company is also engaged in the provision of consulting and administrative services and acute care dialysis nursing placement services. The Company discontinued providing infusion services in 1995.

         Substantially all of the Company's revenues are dependent upon reimbursement from third party payors, including the Medicare and Medicaid programs and commercial insurance companies. Such third party payors maintain standards which providers must satisfy to remain eligible for participation and reimbursement, thus the Company's future operating results are dependent on its ability to remain eligible for participation in such third party payor programs. A significant portion of the Company's patients are covered by Medicare under the End Stage Renal Disease Program ("ESRD"). This program began in 1973 through legislation which extended benefits to qualifying individuals with permanent kidney failure at rates set from time to time by the government. The Company is generally reimbursed by Medicare 80% of an allowed rate established by the government for the services rendered in connection with ESRD. The patient or third party insurance company is responsible for the remaining 20% of the fee in these cases. Any change in these regulations or reimbursement could have a significant impact on the Company's operations. In addition, the continuing efforts of third party payors to contain or reduce health care costs by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing could have a material adverse impact on the Company's operations. The Company's operations and cash flows are dependent upon the rate and timeliness of payment for patient services from third party payors. In 1996 and 1995, approximately 30% and 33%, respectively, of the Company's cash receipts were received under the Medicare program, while approximately 70% and 67%, respectively, of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

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


(2) EARNINGS PER SHARE:

         Earnings (loss) per share is computed by dividing the net income by the weighted average number of common shares outstanding during the periods. The impact of common stock equivalents is antidilutive and thus not included in the calculation of earnings (loss) per share in 1996 and 1995.


(3) RELATED PARTY TRANSACTIONS:

         As of June 30,  1996 and  December  31,  1995,  $337,516  and  $550,754
respectively, was due from the South Bronx Kidney Center, a dialysis facility located in the Bronx section of New York (the "Bronx Facility"), and is included in amounts due from consulting customers in the accompanying consolidated balance sheets. The amounts are net of certain transactions not recorded due to realization uncertainties. Alpha Administration Corp. ("Alpha"), an entity owned by the Company's Chairman, President and Corporate Medical Director ("Certain Executive Officers"), has the option to purchase the Bronx Facility.

              The Company has also advanced funds to Continental Dialysis of the Bronx, Inc. ("CDBI") for the construction of a new In-Center Dialysis Facility in the Bronx, New York, a company owned by Certain Executive Officers. At December 31, 1995, $479,000 had been advanced to CDBI. Additional 1996 advances to CDBI through June 30, 1996 totaled $531,311. At June 30, 1996, $1,010,311 was due from CDBI and has been included in amounts due from consulting customers. The Company also is the guarantor of a lease for CDBI.

         The Company, as well as Certain Executive Officers, have guaranteed an aggregate of $2,400,000 of bank credit facilities of the Upper Manhattan Dialysis Center, Inc. ("UMDC") to construct the UMDC facility and to provide working capital to UMDC. The facilities are comprised of a $500,000 Credit Facility (the "Revolver") and separate loans originally totalling $1,900,000. As of June 30, 1996, an aggregate of $1,698,000 was outstanding under the credit facilities. Under the terms of the Revolver, which was renewed and will mature in August, 1996, certain amounts due the Company are subordinated to UMDC's obligations to the bank. No assurance can be given that the bank will not call upon the guarantees of the Company or Certain Executive Officers. In addition, amounts due the Company from UMDC may not be paid if UMDC is in default under the terms of the $1,900,000 credit facility. Certain Executive Officers have acquired an aggregate of 50% of the common stock of UMDC. In 1994, the Company loaned certain principals of UMDC (who are not affiliated with the Company) $450,000 and UMDC an aggregate of $304,524 at a designated prime rate less 1%. Certain of these loans are due on demand and certain of these loans which were due on various stated maturity dates have been extended by the Company to become due on November 30, 1995. These notes remain outstanding as of June 30, 1996. The Company intends to extend the due dates. In addition, the Company provided equipment and supplies to UMDC aggregating $825,952 through June 30, 1996 at no margin. These amounts and the previously mentioned loans to UMDC and its principals, are included in amounts due from consulting customers in the accompanying consolidated balance sheets. The total amounts due from UMDC and its principals of $1,547,109 and $1,523,284 as of June 30, 1996 and December 31, 1995, respectively, are net of certain transactions not recorded due to realization uncertainties. The Company is the guarantor of a lease for UMDC.


(4) SALE OF NEW JERSEY IN-CENTER FACILITY:

         In March 1996, Courthouse Dialysis, Inc., a subsidiary of the Company, sold substantially all of its assets, including the New Jersey in-center facility to Renal Treatment Centers - New Jersey, Inc. ("RTC - NJ") and Continental Dialysis, Inc. sold its rights to provide certain services to designated patients in the Cape May Court House, New Jersey area to RTC Supply, Inc. The respective buyers of the assets are subsidiaries of Renal Treatment Centers, Inc. ("RTC"). The prices paid in the all-cash transaction were approximately $1,370,000 to Courthouse Dialysis, Inc. and approximately $640,000 to Continental Dialysis, Inc. and resulted in an aggregate net gain of $1,749,080. A significant portion of the proceeds received by Courthouse
Dialysis, Inc. were used to repay intercompany balances due to other subsidiaries of the Company. The obligations of the buyers were guaranteed by RTC and the obligations of the sellers were guaranteed by the Company. In connection with the transaction, Certain Executive Officers entered into a Covenant Not to Compete which obligates each of them to refrain from competing with the buyers and RTC in New Jersey within 35 miles of Cape May Court House, New Jersey in certain businesses for a term of seven years. The restricted activities include most of those previously conducted by the Company in the covered area.

                      MANAGEMENTS' DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

                   Six months ended June 30, 1996 Compared With Six Months ended June 30, 1995.

     NET PATIENT REVENUES

         Net patient revenues of the Company are derived from providing equipment and supplies to patients (51% for the first six months of 1996 and 67% for 1995) and services (49% for 1996 and 33% for 1995), which services consist of contract nursing services and dialysis treatments provided by the Company's former New Jersey in-center facility and the Training Facility. In 1996 and 1995, 30% and 33%, respectively, of the Company's cash receipts were received under the Medicare program, while approximately 70% and 67%, respectively, of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

         The Company anticipates that Medicare payments will continue to be a major source of revenue. The reimbursement rates for dialysis treatments and for Epogen, a dialysis medication, are separately determined by Medicare and are subject to change from time to time. The Medicare reimbursement rate for dialysis treatments per month per patient was $1,193 in both 1996 and 1995. The Company is dependent upon such factors as substantial government regulation and the ability to grow and be profitable in a highly competitive industry.

         Competition for patients and referral sources in the dialysis business is highly competitive. The Company competes with many health care providers ranging in size from single location in- center facilities and small home health care providers to regional and national companies, and may face additional competition from others that may decide to enter into business in the geographic areas served by the Company. Many of the Company's competitors have substantially greater financial resources than the Company. In addition, the Company faces competition from other health care providers seeking acquisition candidates of the type and size which are or may in the future be sought by the Company. There is no assurance that the Company can continue to compete effectively with such providers. In the past, the Company has been successful in serving the home dialysis market. The combination of increased competition from the Company's larger competitors and the pressures to reduce reimbursement rates paid by private insurers make it difficult for the Company to maintain or improve its revenue base. There is no assurance that the Company's increased sales and marketing efforts will be successful in increasing the Company's net patient revenues.

         Net patient revenues for the six month periods were $3,084,769 in 1996 as compared with $4,320,842 in 1995. The decrease of $1,236,073 is attributable to a number of factors. Sales to consulting customers were lower by $495,939 for the first six months of 1996 as compared to the same period in 1995. As a result of the sale of the Company's New Jersey in-center facility in March 1996, sales decreased by $386,899 in the first six months of 1996 as compared to the same period in 1995. In addition, there were no net patient revenues related to the Company's infusion services business for the first six months of 1996 as compared to $305,640 for 1995 as a result of the termination of that business in June 1995. Additionally, reductions in the Company's former southern New Jersey equipment and supplies revenues of $219,823 and New York sales of equipment and supplies of $378,197 were partially offset by $251,155 due to the opening of the Company's Linden Training Facility, and revenues of $336,604 relating to the Company's new Renal Management, Inc. subsidiary.

         The Company is not permitted to operate, own or control health care facilities licensed under New York law and has, accordingly, determined to provide services in New York through consulting, administrative, or subcontracting service arrangements with Consulting Customers in New York. The Consulting Customers are, or are expected to be, partially or 100% owned by the Certain Executive Officers.

         In addition, the Company is the assignee of the Bronx Facility Agreement between Alpha and the Bronx Facility. The Bronx Facility Agreement provides that for a maximum annual consulting fee of $240,000, the Company, as assignee, provides various administrative and consulting services to the Bronx Facility. The Company has also provided equipment and supplies to the Bronx Facility under the agreement in exchange for the Company's listed cost for the equipment and supplies. The $240,000 consulting fee is expressly subordinated to the payment of operating expenses of the Bronx Facility arising after April 16, 1993. Effective August 1994, the Company entered into an agreement to provide administrative and consulting services to UMDC for a monthly fee of $33,333. The agreement with UMDC similarly provides for reimbursement to the Company for services rendered and for its direct costs of equipment and supplies. The UMDC agreement was automatically renewed in 1995, extends for a period of two years and is automatically renewable for successive two year periods unless either party decides to terminate. Neither consulting fee has been recorded in 1996 or 1995 due to realization uncertainties.

         As previously announced, the Company has established a new subsidiary, Renal Management, Inc. ("RMI"), to expand the scope of its services and enable it to be more directly involved in renal disease state management and nephrology practice management. RMI intends to contract with third parties to provide care to renal patients and to manage the overall care of renal patients for others. During the second quarter of 1996, RMI prepared and submitted a proposal to the Health Care Financing Administration ("HCFA") End Stage Renal Disease Managed Care Demonstration project on behalf of four premier New Jersey healthcare entities (the "Consortium"). In the event a portion of the project is awarded by HCFA to the Consortium, RMI is expected to manage the project for the Consortium. The management agreement with the Consortium is expected to provide a fee based on profitability and/or reimbursement of certain expenses. Second quarter 1996 revenues include $336,604 billed to the Consortium by RMI at no margin. No assurance can be given that any portion of the project will be awarded to the Consortium or that RMI will enter into an agreement with the Consortium on terms acceptable to RMI.

     COST OF GOODS SOLD/COST OF SERVICES

         Cost of goods sold was $615,861 or 39% of net patient revenues attributable to equipment and supplies in the six months ended June 30, 1996 as compared with $1,427,356 or 49% of net patient revenues attributable to equipment and supplies in 1995. This decrease in cost of goods sold is primarily the result of a decrease of equipment and supplies purchased by Consulting Customers at no margin.

         The cost of services totaled $458,938 or 30% of net patient revenues attributable to services in 1996, a reduction from $551,256 or 39% of net patient revenues in 1995; this reduction resulted primarily from the use of lower cost personnel.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses totaled $2,534,052 for the six months of 1996 as compared with $2,453,635 in 1995. The net increase of $80,417 is primarily comprised of $491,949 of expenses relating to the start-up of RMI and $90,775 pertaining to the Company's Linden training facility partially offset by a decrease of $154,626 due to the sale of the Company's New Jersey in-center facility and tighter control over payroll and operating costs.

     PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts was $241,617 for the first six months of 1996 as compared with $479,279 in the corresponding period in 1995. The provision for doubtful accounts is incurred to the extent deemed to be adequate to absorb possible losses resulting from uncollectible receivables. Management takes into consideration such factors as business volume, historical loss experience, regional and economic conditions and industry trends in developing the allowance for doubtful accounts. At June 30, 1996, the allowance for doubtful accounts was $404,000 as compared with $728,000 as of December 31, 1995. As a percentage of receivables outstanding, such allowance was 43% at June 30, 1996 and 30% at December 31, 1995. Due to the reduction in current period revenues discussed above and aggressive collection activity, the patient accounts receivable have been significantly reduced. As a consequence, the percentage of older receivables is larger and requires a higher percentage allowance. Management is continuing to evaluate the collectibility of all accounts and believes the stated allowance as of June 30, 1996 is adequate to absorb possible losses resulting from uncollectible receivables.

     DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense in 1996 totaled $66,188, a decrease of $9,257 from the six months of 1995. This decrease is primarily the result of the write-off of intangibles related to the 1994 LDL acquisition at year end 1995 and the sale of the Company's former New Jersey in- center facility in March 1996.

     INTEREST INCOME, NET

         Net interest income was $33,800 in the six months ended June 30, 1996 and $35,587 in 1995. Interest expense on the Company's debt obligations in both periods was more than offset by interest earned on the remaining proceeds from the 1994 Offering of common stock and from the sale of assets and rights in the Cape May Courthouse, New Jersey area. See "Liquidity and Capital Resources" and "Sale of New Jersey In-Center Facility."

     PROVISION FOR INCOME TAXES

         The Federal income tax provision was $30,000 in 1996 and $0 in 1995. The state income tax provision was $91,730 in 1996 and $0 in 1995. During the first six months of 1996, net operating losses were utilized to reduce Federal and state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

         The Company experienced a positive net cash flow of $1,120,114 during the first six months of 1996 comprised of $1,531,185 provided from investing activities, derived primarily from the proceeds of the sale of certain southern New Jersey assets of the Company, partially offset by $386,750 used in operating activities and $24,321 used in financing activities.

         The Company  has made  advances to certain  affiliates  and  Consulting
Customers. In the second quarter of 1994, a note receivable of $125,868 was created for the amount due from TechTron for costs incurred by the Company on TechTron's behalf. This note bears interest at an Internal Revenue Service imputed rate for instruments having a maturity of two or more years and otherwise without a stated interest rate. Principal and accrued interest under the note is due and payable in full no later than December 31, 1996; the Company expects to extend the due date of this note. The note has been guaranteed by Certain Executive Officers. Through June 30, 1996, the Company had advanced loans to certain principals of UMDC (who are not affiliated with the Company) aggregating $450,000 and loans to UMDC in the amount of $622,448, and had provided $825,952 of equipment and supplies to UMDC for which the Company had not yet been reimbursed. The loans bear interest at prime less 1% and are not expected to be repaid before December 31, 1996. The Company, Certain Executive Officers and the shareholders of UMDC have guaranteed UMDC's credit facilities aggregating $2,400,000, of which approximately $1,698,000 is outstanding as of June 30, 1996. Through December 31, 1994, Alpha had funded $565,000 of the cash requirements of the Bronx Facility with funds provided from the Company. The advances were converted into loan agreements with Alpha, bearing interest of 8%, and payable in full in 1999. The Company has loaned $57,405 to Alpha to enable Alpha to meet its obligations under its agreement with the estate of the former director of the Bronx Facility. All notes from Alpha have been guaranteed by Certain Executive Officers. As of June 30, 1996, $337,516 was due from the Bronx facility. Total repayments made by the Bronx Facility in 1996 were $440,317. Additional 1996 advances to the Bronx Facility for supplies and equipment totaled $227,079.

         The Company has also advanced funds to CDBI for the construction of a new in-center dialysis facility in the Bronx, New York. At December 31, 1995, $479,000 had been advanced to CDBI. Additional 1996 advances to CDBI through June 30, 1996 totaled $531,311.

         The RTC Transaction resulted in an aggregate net gain of $1,749,080. A significant portion of the proceeds received by Courthouse Dialysis, Inc. were used to repay intercompany balances due to other subsidiaries of the Company.

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


                                   CONTINENTAL CHOICE CARE, INC.
                                   Registrant


Date: August 13, 1996                      By: /s/ Steven L. Trenk
                                               -------------------
                                               STEVEN L. TRENK
                                               President and Chief Operating
                                               Officer and Director



Date: August 13, 1996                      By: /s/ Ronald A. Lefkon
                                               --------------------
                                               RONALD A. LEFKON
                                               Chief Financial Officer