Form 10QSB
period 1996-09-30
CONTINENTAL CHOICE CARE INC
filed 1996-11-12
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended      September 30, 1996


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

 Shares outstanding as of November 12, 1996
    3,237,500 shares of common stock, no par value.

 Transitional Small Business Disclosure Format:   Yes ____   No     X

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                               SEPTEMBER 30, 1996




PART I.                  FINANCIAL INFORMATION


         The comparative consolidated balance sheets and statements of operations and cash flows for Continental Choice Care, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

         The consolidated financial statements and accompanying financial information as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company as included in its Form 10-KSB filed with the Securities and Exchange Commission.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



ASSETS                                                                             SEPT. 30, 1996  DEC. 31, 1995
                                                                                   ---------------  -------------
                                                                                    (unaudited)

Current Assets:
Cash........................................................................        $1,873,236       $1,341,955
Accounts receivable, less allowance for doubtful accounts  of $521,000
    at September 30, 1996 and $728,000 at December 31, 1995.................           730,862        1,685,888
Supplies inventories........................................................            50,887           57,134
Deferred tax asset..........................................................           112,670          112,670
Other current assets........................................................           159,243          102,466
                                                                                  ------------      -----------
   Total current assets ....................................................         2,926,898        3,300,113
Amounts due from affiliates.................................................           773,273          763,273
Amounts due from consulting customers.......................................         2,683,582        2,553,475
Property and equipment, at cost, less accumulated depreciation..............           448,718          615,698
Other assets................................................................           228,250           10,477
                                                                                  ------------     ------------
                                                                                    $7,060,721       $7,243,036


LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
Accounts payable..............................................................     $ 1,061,675       $1,444,461
Accrued expenses .............................................................         305,651          341,003
Current portion of notes payable and obligations under
   capital leases.............................................................          27,650           43,082
Income taxes payable..........................................................         121,111           20,000
                                                                                     ---------    -------------
   Total current liabilities .................................................       1,516,087        1,848,546
                                                                                     ---------     ------------
Notes payable and obligations under capital leases,
   less current portion.......................................................          50,692           83,148
Deferred income taxes and other liabilities...................................         107,242          106,159
                                                                                    ----------    -------------
                                                                                       157,934          189,307
                                                                                    ----------    -------------

 Commitments and Contingencies

Stockholders' Equity:
Common stock, no par value, 10,000,000 shares authorized
   3,237,500 shares issued and outstanding
   at September 30, 1996 and December 31, 1995................................      5,414,061         5,414,061
Preferred stock, 5,000,000 shares authorized, none issued or outstanding......           ---               ---
Paid-in capital...............................................................            500               500
Retained earnings (deficit)...................................................        (27,861)         (209,378)
                                                                                 -------------      ------------
Total stockholders' equity....................................................      5,386,700         5,205,183
                                                                                  ------------      -----------
                                                                                    $7,060,721       $7,243,036


   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPT. 30, 1996 SEPT. 30, 1995     SEPT. 30, 1996  SEPT. 30, 1995
                                                  -------------- --------------     --------------  --------------


Net Patient Revenues:
   Equipment and supplies......................    $  753,958    $1,153,817           $2,317,871     $4,051,423
   Services....................................       418,673       930,386            1,939,530      2,353,622
                                                   ----------  ------------            ---------    -----------

                 Total net patient revenues....     1,172,631     2,084,203            4,257,401      6,405,045
                                                    ---------   -----------            ---------    -----------

Costs and Expenses:
   Cost of goods sold..........................       346,866       679,622              962,726      2,106,978
   Cost of services............................       196,786       233,985              655,724        785,241
   Provision for doubtful accounts.............        56,400       234,083              298,018        713,362
   Selling, general and administrative.........     1,205,540     1,065,594            3,739,592      3,519,229
   Cost of failed acquisition and discontinuation
       of infusion pharmacy....................         - 0 -          - 0 -               - 0 -        365,208
   Depreciation and amortization...............        33,040         37,766              99,228        113,211
   Interest income, net........................      (20,803)        (12,830)           (54,603)        (48,417)
                                                   ----------    ------------           --------      ----------

                 Total costs and expenses......     1,817,829      2,238,220            5,700,685      7,554,812
                                                    ---------    -----------           ---------     ----------

Loss from operations...........................     (645,198)       (154,017)        (1,443,284)     (1,149,767)
Gain on sale of former New Jersey in-center
   facility and certain other assets...........        - 0 -           - 0 -          1,749,080           - 0 -
                                                  -----------     -----------       ------------     ----------

Income (loss) before income taxes..............     (645,198)       (154,017)           305,796      (1,149,767)

Provision for income taxes.....................        2,550             -0-            124,280             -0-
                                                -------------      ----------        ----------    ------------

                 Net income (loss).............   $(647,748)       $(154,017)          $181,516    $(1,149,767)
                                                  ==========       ==========           ========   ============

Net income (loss) per share....................   $    (.20)       $    (.05)          $    .06     $     (.36)
                                                  ===========      ==========          =========    ===========

Weighted average number of shares
    outstanding................................    3,237,500       3,237,500          3,237,500       3,237,500
                                                   ==========      ==========         ==========      =========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                        NINE MONTHS ENDED
                                                                                SEPT. 30, 1996     SEPT. 30, 1995
                                                                                   (UNAUDITED)               (UNAUDITED)

Cash Flows From Operating Activities:
   Net income (loss) ....................................................       $   181,516           $(1,149,767)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities --
     Depreciation and amortization.......................................            99,228               113,211
     Provision for doubtful accounts.....................................           298,018               713,362
     Gain on sale of former New Jersey in-center facility................        (1,749,080)                - 0 -
     Write-off unamortized pharmacy intangibles..........................            - 0 -                 45,208
   Decrease (increase) in accounts receivable............................           657,008               (14,547)
   Decrease in supplies inventories......................................             6,247                43,660
   Increase in other assets..............................................          (299,374)             (138,715)
   Increase in amounts due from affiliates ..............................           (10,000)               (8,800)
   Increase (decrease) in accounts payable...............................          (382,786)               62,361
   Decrease in accrued expenses..........................................           (35,352)              (10,227)
   Increase (decrease) in income taxes payable...........................           101,111               (30,492)
                                                                               -------------           -----------
     Net cash used in operating activities...............................        (1,133,464)             (374,746)
                                                                              --------------           -----------

Cash Flows From Investing Activities:
   Proceeds from sale of former New Jersey in-center facility
   and certain other assets .............................................         2,010,330                - 0 -
   Amounts loaned or advanced to consulting customers....................          (930,424)         (1,418,199)
   Amounts repaid by consulting customers................................           800,317           1,248,925
    Purchases of property and equipment..................................          (167,591)           (182,744)
                                                                                 -----------           ---------
        Net cash provided from (used in) investing activities............         1,712,632            (352,018)
                                                                                 -----------           ---------

Cash Flows From Financing Activities:
   Principal payments on notes payable and obligations under
         capital leases..................................................           (47,887)            (37,894)
                                                                               -------------            --------

Net increase (decrease) in cash..........................................            531,281           (764,658)
Cash, beginning of year..................................................          1,341,955           2,169,250
                                                                                ------------         -----------
Cash, end of period......................................................         $1,873,236          $1,404,592
                                                                                  ==========          ==========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for income taxes............................        $    60,455      $          94
                                                                                 ===========      =============
   Cash paid during the year for interest................................      $         354         $     3,661
                                                                               =============         ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS:

         Continental Choice Care, Inc. is a New Jersey corporation incorporated in December 1993 in connection with the reorganization of the health care related subsidiaries and affiliated companies of TechTron, Inc., a Delaware corporation ("TechTron"). Continental Choice Care, Inc. and its subsidiaries are referred to collectively as the "Company." The Company is engaged primarily in the business of providing dialysis related equipment, services and supplies to individuals in their homes and other residential alternative sites, including prisons and nursing homes. The Company owned and operated an in-center facility in Cape May Court House, New Jersey, ("New Jersey In-Center Facility") for the provision of in-center dialysis for the Company's clients. The assets of the New Jersey In-Center Facility and certain other assets were sold by the Company in March 1996 (the "RTC Transaction"). See "Sale of New Jersey In-Center Facility". During fiscal year 1995, the Company commenced operations at a training center owned by the Company in Linden, New Jersey. Training centers are freestanding centers to train individual clients in the self-administration of dialysis treatments ("Training Centers"). The Company is also engaged in the provision of consulting and administrative services and acute care dialysis nursing placement services. The Company discontinued providing infusion services in 1995.

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


(3) RELATED PARTY TRANSACTIONS:

         As of September 30, 1996 and December 31, 1995, $90,232 and $550,754
respectively, was due from the South Bronx Kidney Center, a dialysis facility located in the Bronx section of New York (the "Bronx Facility"), and is included in amounts due from consulting customers in the accompanying consolidated balance sheets. The amounts are net of certain transactions not recorded due to realization uncertainties.

           Alpha Administration Corp. ("Alpha"), an entity owned by the Company's Chairman, President and Corporate Medical Director ("Certain Executive Officers"), entered into an Agreement for Purchase of Assets ("Purchase Agreement") with National Nephrology Foundation ("NNF"), an Amended Employment Agreement with the Estate of Norman Deane, M.D., the former medical director of the Bronx Facility (the "Estate"), and certain related agreements. The new agreements supersede the agreements previously in effect between and among Alpha, NNF and the Estate. Under the terms of the Purchase Agreement, NNF agreed to sell to Alpha substantially all of the assets of the Bronx Facility, including accounts receivable and cash. The purchase price is equal to $650,000 previously paid to NNF in respect of the Bronx Facility plus an amount not in excess of $95,000 to pay certain expenses of NNF plus the waiver of certain fees due Alpha and to the Company to the extent such fees exceed the cash available to NNF for the operations of the Bronx Facility. Alpha will also assume certain liabilities arising out of the operations of the Bronx Facility. Alpha obtained the right to be paid its accrued and current fees under the Consulting and Service Agreement with NNF on an unsubordinated basis to the extent of available cash of the Bronx Facility. The Company remains liable for the payment of net cash shortfalls, if any, prior to the closing of the transaction or other termination of the Agreement. The closing of the asset purchase transaction is subject to certain conditions, including the approval of the Attorney General of the State of New York and final approval of the New York Department of Health. Upon execution of the agreement, NNF paid $310,000 to reduce its outstanding liabilities to the Company. Under the terms of the Amended Employment Agreement, the parties agreed to settle all amounts outstanding under the original employment agreement with Dr. Deane for the sum of $225,000, $25,000 of which was paid to the Estate upon the execution of the Amended Employment Agreement and the remainder of which was paid into escrow and is included in the balance sheet as of September 30, 1996 in Other Assets. The escrowed funds will be released upon the closing of the transaction contemplated by the Purchase Agreement, if any, provided, however, that $50,000 may be released six months following the execution of the Amended Employment Agreement upon the occurrence of certain events.

         The Company has also advanced funds to Continental Dialysis of the Bronx, Inc. ("CDBI") for the construction of a new In-Center Dialysis Facility in the Bronx, New York, a company owned by Certain Executive Officers. At December 31, 1995, $479,000 had been advanced to CDBI. Additional 1996 advances to CDBI through September 30, 1996 totaled $594,755. At September 30, 1996, $1,073,755 was due from CDBI and has been included in amounts due from consulting customers. The Company also is the guarantor of a lease for CDBI.

         The Company, as well as Certain Executive Officers, have guaranteed an aggregate of $2,400,000 of bank credit facilities of the Upper Manhattan Dialysis Center, Inc. ("UMDC") to construct the UMDC facility and to provide working capital to UMDC. The facilities are comprised of a $500,000 Credit Facility (the "Revolver") and separate loans originally totalling $1,900,000. As of September 30, 1996, an aggregate of $1,519,000 was outstanding under the credit facilities. Under the terms of the Revolver, which was renewed and matured in August, 1996, certain amounts due the Company are subordinated to UMDC's obligations to the bank. The Company and UMDC are currently negotiating with the bank to extend the term of the Revolver to December 31, 1997. No assurance can be given that the term of the Revolver will be extended or that the bank will not call upon the guarantees of the Company or Certain Executive Officers. In addition, amounts due the Company from UMDC may not be paid if UMDC is in default under the terms of the $1,900,000 credit facility. In December 1995, Certain Executive Officers acquired an aggregate of 50% of the common stock of UMDC. In 1994, the Company loaned certain principals of UMDC (who are not affiliated with the Company) $450,000 and UMDC an aggregate of $304,524 at a designated prime rate less 1%. Certain of these loans are due on demand and certain of these loans which were due on various stated maturity dates have been extended by the Company to become due on November 30, 1995. These notes remain outstanding as of September 30, 1996. The Company currently intends to extend the due dates. In addition, the Company provided equipment and supplies to UMDC aggregating $846,492 through September 30, 1996 at no margin. These amounts and the previously mentioned loans to UMDC and its principals are included in amounts due from consulting customers in the accompanying consolidated balance sheets. The total amounts due from UMDC and its principals of $1,519,595 and $1,523,284 as of September 30, 1996 and December 31, 1995, respectively, are net of certain transactions not recorded due to realization uncertainties. The Company is the guarantor of a lease for UMDC.

(4) SALE OF NEW JERSEY IN-CENTER FACILITY:

         In March 1996, Courthouse Dialysis, Inc., a subsidiary of the Company, sold substantially all of its assets, including the New Jersey in-center facility to Renal Treatment Centers - New Jersey, Inc. ("RTC - NJ") and Continental Dialysis, Inc. sold its rights to provide certain services to designated patients in the Cape May Court House, New Jersey area to RTC Supply, Inc. The respective buyers of the assets are subsidiaries of Renal Treatment Centers, Inc. ("RTC"). The prices paid in the all-cash transaction were approximately $1,370,000 to Courthouse Dialysis, Inc. and approximately $640,000 to Continental Dialysis, Inc. and resulted in an aggregate net gain of $1,749,080. A significant portion of the proceeds received by Courthouse Dialysis, Inc. were used to repay intercompany balances due to other subsidiaries of the Company. The obligations of the buyers were guaranteed by RTC and the obligations of the sellers were guaranteed by the Company. In connection with the transaction, the Company and Certain Executive Officers entered into a Covenant Not to Compete which obligates each of them to refrain from competing with the buyers and RTC in New Jersey within 35 miles of Cape May Court House, New Jersey in certain businesses for a term of seven years. The restricted activities include most of those previously conducted by the Company in the covered area.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Nine Months ended September 30, 1996 Compared With Nine Months ended September 30, 1995.

     NET PATIENT REVENUES

         Net patient revenues of the Company are derived from providing equipment and supplies to patients (54% for the first nine months of 1996 and 63% for 1995) and services (46% for 1996 and 37% for 1995), which services consist of contract nursing services and dialysis treatments provided by the Company's former New Jersey in-center facility and the Training Facility. In 1996 and 1995, 30% and 33%, respectively, of the Company's cash receipts were received under the Medicare program, while approximately 70% and 67%, respectively, of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

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

         Net patient revenues for the nine month periods ended September 30 were $4,257,401 in 1996 as compared with $6,405,045 in 1995. The decrease of $2,147,644 is attributable to a number of factors. Sales to consulting customers were lower by $688,707 for the first nine months of 1996 as compared to the same period in 1995. As a result of the sale of the Company's New Jersey in-center facility in March 1996, sales decreased by $869,828 in the first nine months of 1996 as compared to the same period in 1995. In addition, there were no net patient revenues related to the Company's infusion services business for the first nine months of 1996 as compared to $292,269 for 1995 as a result of the termination of that business in June 1995. Additionally, reductions in the Company's former southern New Jersey equipment and supplies revenues of $331,417 and New York sales of equipment and supplies of $560,408 were partially offset by $305,880 in revenues due to the opening of the Company's Linden Training Facility, and revenues of $336,604 relating to the Company's new Renal Management, Inc. subsidiary.

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

         The Company established a new subsidiary, Renal Management, Inc. ("RMI"), to expand the scope of the Company's services and enable it to be more directly involved in renal disease state management and nephrology practice management. RMI intends to contract with third parties to provide care to renal patients and to manage the overall care of renal patients for others. During the second quarter of 1996, RMI prepared and submitted a proposal to the Health Care Financing Administration ("HCFA") End Stage Renal Disease Managed Care Demonstration Project ("Demonstration Project") on behalf of four New Jersey healthcare entities (the "Consortium"). In the event a portion of the project was awarded by HCFA to the Consortium, RMI expected to manage the project for the Consortium. Second quarter 1996 revenues include $336,604 of RMI expenses billed to the Consortium by RMI at no margin pursuant to a letter agreement between the Company and the Consortium. No assurance can be given that the Company will recover some or all of such expenses from the Consortium. In the third quarter of 1996, the Federal Department of Health and Human Services advised the Consortium that, in light of the Department's limited resources, the Department could not fund the Consortium's application. Accordingly, the Company does not expect to participate in the Demonstration Project.

     COST OF GOODS SOLD/COST OF SERVICES

         Cost of goods sold was $962,726 or 42% of net patient revenues attributable to equipment and supplies in the nine months ended September 30, 1996 as compared with $2,106,978 or 52% of net patient revenues attributable to equipment and supplies in 1995. This decrease in cost of goods sold is primarily the result of a decrease of equipment and supplies purchased by Consulting Customers at no margin.

         The cost of services totaled $655,724 or 34% of net patient revenues attributable to services in 1996, nearly the same as $785,241 or 33% of net patient revenues in 1995.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses totaled $3,739,592 for the nine months of 1996 as compared with $3,519,229 in 1995. The net increase of $220,363 is primarily comprised of $641,344 of expenses relating to the start-up of RMI and $135,128 pertaining to the Company's Linden training facility partially offset by a decrease of $294,363 due to the sale of the Company's New Jersey in-center facility and tighter control over payroll and operating costs.

     PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts was $298,018 for the first nine months of 1996 as compared with $713,362 in the corresponding period in 1995. The provision for doubtful accounts is incurred to the extent deemed to be adequate to absorb possible losses resulting from uncollectible receivables. Management takes into consideration such factors as business volume, historical loss experience, regional and economic conditions and industry trends in developing the allowance for doubtful accounts. At September 30, 1996, the allowance for doubtful accounts was $521,000 as compared with $728,000 as of December 31, 1995. As a percentage of receivables outstanding, such allowance was 42% at September 30, 1996 and 30% at December 31, 1995. Due to the reduction in current period revenues discussed above and aggressive collection activity, the patient accounts receivable have been significantly reduced. As a consequence, the percentage of older receivables is larger and requires a higher percentage allowance. Management is continuing to evaluate the collectibility of all accounts and believes the stated allowance as of September 30, 1996 is adequate to absorb possible losses resulting from uncollectible receivables.

     DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense in 1996 totaled $99,228, a decrease of $13,983 from the nine months of 1995. This decrease is primarily the result of the write-off of intangibles related to the 1994 LDL acquisition at year end 1995 and the sale of the Company's former New Jersey in-center facility in March 1996.

     INTEREST INCOME, NET

         Net interest income was $54,603 in the nine months ended September 30, 1996 and $48,417 in 1995. Interest expense on the Company's debt obligations in both periods was more than offset by interest earned on the remaining proceeds from the 1994 Offering of common stock and from the sale of assets and rights in the Cape May Courthouse, New Jersey area. See "Liquidity and Capital Resources" and "Sale of New Jersey In-Center Facility."

     PROVISION FOR INCOME TAXES

         The Federal income tax provision was $30,000 in 1996 and $0 in 1995. The state income tax provision was $94,280 in 1996 and $0 in 1995. During the first nine months of 1996, net operating losses were utilized to reduce Federal and state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

         The Company experienced a positive net cash flow of $531,281 during the first nine months of 1996 comprised of $1,712,632 provided from investing activities, derived primarily from the proceeds of the sale of certain southern New Jersey assets of the Company, partially offset by $1,133,464 used in operating activities and $47,887 used in financing activities.

         The Company has made advances to certain affiliates and Consulting Customers. In the second quarter of 1994, a note receivable of $125,868 was created for the amount due from

TechTron for costs incurred by the Company on TechTron's behalf. This note bears interest at an Internal Revenue Service imputed rate for instruments having a maturity of two or more years and otherwise without a stated interest rate. Principal and accrued interest under the note is due and payable in full no later than December 31, 1996; the Company expects to extend the due date of this note. The note has been guaranteed by Certain Executive Officers. Through September 30, 1996, the Company had advanced loans to certain principals of UMDC (who are not affiliated with the Company) aggregating $450,000 and loans to UMDC in the amount of $622,448, and had provided $846,492 of equipment and supplies to UMDC for which the Company had not yet been reimbursed. The loans bear interest at prime less 1% and are not expected to be repaid before December 31, 1996. The Company, Certain Executive Officers and the shareholders of UMDC have guaranteed UMDC's credit facilities aggregating $2,400,000, of which approximately $1,519,000 is outstanding as of September 30, 1996. Through December 31, 1994, Alpha had funded $565,000 of the cash requirements of the Bronx Facility with funds provided from the Company. The advances were converted into loan agreements with Alpha, bearing interest of 8%, and payable in full in 1999. The Company has loaned $57,405 to Alpha to enable Alpha to meet its obligations under its agreement with the estate of the former director of the Bronx Facility. All notes from Alpha have been guaranteed by Certain Executive Officers. As of September 30, 1996, $90,232 was due from the Bronx facility. Total repayments made by the Bronx Facility in 1996 were $800,317. Additional 1996 advances to the Bronx Facility for supplies and equipment totaled $339,795.

         The Company has also advanced funds to CDBI for the construction of a new in-center dialysis facility in the Bronx, New York. At December 31, 1995, $479,000 had been advanced to CDBI. Additional 1996 advances to CDBI through September 30, 1996 totaled $594,755.

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

           (b)   No reports filed on Form 8-K.

                                   SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CONTINENTAL CHOICE CARE, INC.
                                      Registrant


Date: November 12, 1996           By: /s/ Steven L. Trenk
                                      -------------------
                                      STEVEN L. TRENK
                                      President and Chief Operating
                                      Officer and Director



Date: November 12, 1996           By: /s/ Ronald A. Lefkon
                                      --------------------
                                      RONALD A. LEFKON
                                      Chief Financial Officer