Form 10KSB
period 1996-12-31
CONTINENTAL CHOICE CARE INC
filed 1997-03-12
CIK 922488

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
             Act Of 1934 for the fiscal year ended December 31, 1996
                                       Or
     [ ] Transition report pursuant to section 13 or 15(d) of the Securities
             Exchange Act Of 1934 for the transition period from       to


                           COMMISSION FILE NO. 0-24542


                          CONTINENTAL CHOICE CARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


              NEW JERSEY                                 22-3276736
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


25-B VREELAND ROAD, FLORHAM PARK, NEW JERSEY                 07932
  (Address of principal executive offices)                (Zip Code)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 593-0500


              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                                      None

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:


                                  Common Stock
              Warrants, each to purchase one share of Common Stock
       Units, each comprised of one share of Common Stock and one Warrant

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuers's revenues for its most recent fiscal year:  $5,751,896


As of March 3, 1997, 3,237,500 common shares were outstanding, and the aggregate market value of the common shares of Continental Choice Care, Inc. held by non-affiliates was approximately $2,559,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      DOCUMENT INCORPORATED                                  PART OF REPORT
           BY REFERENCE                                 INTO WHICH INCORPORATED

Proxy Statement for 1997 Annual Meeting of Shareholders         Part III

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.     BUSINESS

         This Annual Report on Form 10-KSB, including this Item, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from the results anticipated in such forward-looking statements as a result of known and unknown risks, uncertainties and other factors. Certain factors which could cause actual results to differ and which are known to the Company are set forth in this Item, including without limitation under the headings "Recent Developments," "New York Operations," "Consulting Services and Subcontracting," "Physician Relationships," "Third Party Reimbursement," "Governmental Regulation," and "Competition," as well as under "Item 6. Management's Discussion and Analysis."

GENERAL

         Continental Choice Care, Inc. is a New Jersey corporation incorporated in December 1993 in connection with the reorganization of the health care related subsidiaries and affiliated companies of TechTron, Inc., a Delaware corporation ("TechTron"). Continental Choice Care, Inc. and its subsidiaries are referred to collectively as the "Company." The Company is engaged primarily in the business of providing dialysis related equipment, services and supplies to individuals in their homes and other residential alternative sites, including prisons and nursing homes. During fiscal year 1995, the Company owned and operated an In-Center Facility in Cape May Court House, New Jersey, for the provision of in-center dialysis for the Company's clients. See "Recent Developments". During fiscal year 1995, the Company commenced operations at a training center owned by the Company in Linden, New Jersey. Training centers are freestanding centers to train individual clients in the self- administration of dialysis treatments ("Training Centers"). The Company has also been engaged in the provision of consulting and administrative services, infusion therapy services and acute care dialysis nursing placement services. The Company discontinued infusion services in 1995 and does not intend to provide such services in the future.

RECENT DEVELOPMENTS

         On February 12, 1997, the Company, other than Renal Management, Inc. ("RMI") signed a definitive agreement to sell substantially all of its operating assets to IHS of New York, Inc., a privately held company ("IHS"). In addition, Alpha Administration Corp. ("Alpha") and Continental Dialysis Center of the Bronx, Inc. ("CDBI"), each a New York corporation, a consulting customer of the Company and wholly-owned by the Company's Chairman, President and/or Corporate Medical Director ("Certain Executive Officers"), signed the definitive agreement, thereby agreeing to sell substantially all of their operating assets to IHS. Upper Manhattan Dialysis Center, Inc. ("UMDC"), a New York corporation which is 50% owned by officers and directors of the Company is a signatory to the definitive agreements but has not executed the same. Certain Executive Officers granted an option to IHS to acquire their interests in UMDC in the event UMDC does not approve the transaction, subject to restrictions contained in certain existing agreements. Alpha, CDBI and UMDC are referred to collectively herein as the "Consulting Customers."

         The purchase price for the assets to be sold, including the assets of the Consulting Customers, is $13,120,000. The Purchase Price will be allocated as of the closing of the transaction. In addition, the Company and IHS will enter into a Consulting Agreement pursuant to which Certain Executive Officers will provide consulting services to IHS in exchange for payments to the Company aggregating $1,000,000 over the three year term of the agreement. $1,000,000 of the purchase price will be placed in an escrow at the closing of the proposed transactions to secure certain indemnity obligations of the Company to IHS. The funds placed in escrow will, unless used to satisfy indemnity obligations to IHS, be released to the Company over an 18 month period. The definitive agreements are subject to approval by the shareholders of the Company. The closing of the transaction is subject to certain conditions, including without limitation, completion of due diligence by IHS on or before March 15, 1997 (or 15 days following delivery to IHS of certain financial statements for the fiscal year ended December 31, 1996, if later), governmental approvals, completion of certain transactions involving Consulting Customers and the continuing accuracy of certain representations and warranties contained in the definitive agreement among the parties.

         The Company and Certain Executive Officers will agree not to compete with IHS in the dialysis treatment and certain related businesses for a period of five years following the closing of the proposed transactions. The covenant not to compete does not restrict RMI from engaging in the renal disease state management and physician practice management businesses. TechTron, Inc., the holder of approximately 48% of the outstanding common stock of the Company has agreed to vote in favor of the proposed transaction. International Health Specialists, Inc., a privately held company affiliated with IHS guaranteed the obligations of IHS under the terms of the definitive agreement. Continental Choice Care, Inc. will continue in business following the closing of the proposed transactions.

         In March 1996, Courthouse Dialysis, Inc. sold substantially all of its assets, including the Company's Cape May Court House, New Jersey in-center dialysis treatment facility ("In-Center Facility") to Renal Treatment Centers - New Jersey, Inc. ("RTC - NJ"). In the same transaction, Continental Dialysis, Inc. sold its rights to provide certain services to designated patients in the Cape May Court House area to RTC Supply, Inc. The respective buyers of the assets are subsidiaries of Renal Treatment Centers, Inc. ("RTC"). The prices paid in the all-cash transaction were approximately $1,360,000 to Courthouse Dialysis, Inc. and approximately $640,000 to Continental Dialysis, Inc. In connection with the transaction, the Company and Alvin S.Trenk, a Director and Chairman of the Company, Steven L. Trenk, a Director and President of the Company and Martin G. Jacobs, M.D., a Director and Medical Director of the Company, entered into a Covenant Not to Compete which obligates each of them to refrain from competing with the buyers and RTC in New Jersey within 35 miles of Cape May Court House, New Jersey (the "Restricted Area") in certain businesses for a term of seven years. The restricted businesses include those previously conducted by the Company in the covered area.

BACKGROUND

         The Company's clients who receive dialysis treatments suffer from end stage renal disease ("ESRD"), which is the permanent failure of the kidneys to function properly. The function of the kidney is to remove waste products, maintain healthy levels of bodily fluids and help regulate blood pressure. Kidneys generally act as the body's filter, separating harmful substances from useful substances and maintaining a healthy balance of chemicals and water in the blood. When the kidneys fail, a chemical imbalance and buildup of toxic chemicals can cause serious illness or death. Individuals with ESRD must either undergo a kidney transplant or receive dialysis treatments on a continuing basis.

         Dialysis treatments are in the form of either hemodialysis or peritoneal dialysis. Hemodialysis uses a machine and an "artificial kidney," or dialyzer, to remove toxic chemicals from the blood stream and replace cleansed blood to the patient. An access is created, through the surgical implantation of a tube or other surgical procedure, through which the blood can be transferred between the client and the dialyzer. The dialyzer tubing is then attached to this tube or other access for the treatment. Patients generally undergo hemodialysis three times a week for 2-1/2 to 4 hours per treatment.

         Peritoneal dialysis is a form of dialysis therapy which involves placing sterile dialysis solutions into the peritoneal cavity of the body for periodic removal. This process cleanses a client's blood within the body, rather than through a machine. The peritoneum, a membrane which lines the abdominal cavity, performs the cleansing process. To create an access for peritoneal dialysis clients, doctors surgically implant a tube called a catheter into a client's abdomen. Through the catheter, dialysate, a cleansing solution, slowly fills the peritoneum. Waste products filter out of the body into the dialysate. The used dialysate then drains out through the catheter.

         Peritoneal dialysis treatments can be divided into three categories:
(i) intermittent peritoneal dialysis ("IPD") involves the connection of a patient's catheter to a machine which performs the necessary exchanges through the peritoneum (IPD treatments are not appropriate for residential settings),
(ii) continuous cycling peritoneal dialysis ("CCPD") involves the connection of the patient's catheter to a machine which performs three or more solution exchanges while the patient sleeps and (iii) continuous ambulatory peritoneal dialysis ("CAPD") in which patients fill their peritoneum with dialysate through their catheter, they raise the dialysate bag to fill the peritoneal cavity, and lower the bag to drain the used dialysate back into the bag.

OPERATIONS

     RESIDENTIAL ALTERNATIVE SITE DIALYSIS

         Residential clients are those who receive some or all treatments in a residential setting, whether at home or in an institution. Generally, residential clients are referred to the Company by the client's treating physician or, less frequently, by a hospital or social welfare agency. If the physician has determined that the client should receive hemodialysis or peritoneal treatments, the referring physician or organization generally provides the Company with insurance information and the referring or treating physician provides the Company with prescription information. Services for clients who reside in institutions, such as prisons, with which the Company has agreements, are generally supplied pursuant to the terms of the agreement between the Company and the institution.

         Upon receiving a referral, the Company confirms the existence of insurance or Medicare eligibility. If the dialysis equipment and the supplies needed by the client are currently in the Company's inventory, the Company delivers the equipment and related supplies to the client. If the equipment is not in inventory, the Company arranges for its supplier to deliver the equipment directly to the client or to deliver it to the Company for delivery by the Company to the client. Necessary supplies are generally in the Company's inventory.

         If a prescription for drugs is prepared by a physician, the Company will generally contact a pharmacy or other supplier of the drugs, and the pharmacy or other supplier ships the drugs directly to the client.

         Equipment provided to the Company's clients is purchased or leased by the Company. The Company undertakes to maintain the equipment either through the manufacturer of the equipment or using its own employees.

         If the physician or the patient requires nursing services to assist in the administration of dialysis treatments, the Company can provide the nurse at an additional charge. Nursing services are not reimbursed under the Medicare program. Dialysis-related nursing services are generally provided for a per treatment charge of $300-$315. The Company generally places nurses with clients on an independent contractor or per diem basis and retains some nurses on a full time basis. Further, the Company may determine to retain full or part time nursing employees to provide some or all of the services currently provided by the independent nursing contractors placed by the Company. See "New York Operations" and "Governmental Regulation" for information regarding changes to the Company's nursing services business necessitated by state licensure compliance requirements.

         The provision of supplies and equipment, as well as the maintenance of patient records and other regulatory and operational requirements, are supervised by physicians ("Medical Directors") retained by the Company, usually pursuant to Medical Director's agreements with the Company.

         During fiscal year 1995, the Company opened a Training Facility in Linden, New Jersey. The Company retained a Medical Director to help construct, develop and oversee the provision of the treatments at the center. Although the Company also obtained preliminary approval from the New Jersey Department of Health to open an In-Center Facility in Union, New Jersey, the Company has determined not to develop a Training Center in Union in the foreseeable future. The Company has not executed a lease for a Union Training Center and intends to proceed with the development of the Union center only if it obtains additional referral sources in the Union, New Jersey area, which event is not currently expected to occur.

     NEW YORK OPERATIONS

         The Company's current operations in New York include the provision of dialysis-related services, equipment and supplies to clients in their homes, to the South Bronx Kidney Center ("SBKC"), and the Upper Manhattan Dialysis Center ("UMDC"), one hospital and three long-term care facilities. During the fourth quarter of 1996, the Company began providing similar services, supplies and equipment to Continental Dialysis Center of the Bronx, Inc. ("CDBI"), a new facility that became fully certified and operational on January 17, 1997. The Company expects that Alpha Administration Corp. ("Alpha"), a New York corporation which is wholly-owned by officers and directors of the Company, will acquire the assets of SBKC during the first quarter of 1997. In connection with the provision of such services, equipment and supplies to its home-based clients, the Company has arrangements with physicians who provide protocol development services to the Company and review dialysis patient performance for such clients. To supplement its furnishing of dialysis-related services, equipment and supplies to New York based long-term care facilities, the Company provides, through its staff of nurses and medical technicians, a program of dialysis training to staff members of the long-term care facilities.

         The Company also operates a licensed employment agency specializing in the placement of nurses (a "nurse registry") in homes, freestanding dialysis centers, long-term care facilities and hospitals. In addition, the Company provides administrative and consulting services to the acute hemodialysis unit of Hempstead General Hospital, located in Hempstead, New York.

         The Company does not currently intend to expand its New York operations through the development of facilities. However, the Company continues to seek additional home based patients and is seeking to expand its client base for institutional based services. See "Consulting, Services and Subcontracting."

         The Company has established a home care services agency to enable the Company to directly provide in-home dialysis and in-home nursing services to individual clients in New York. The operation of the home care services agency is licensed by the New York Department of Health ("NYDH"). The licensed agency currently arranges for the provision of the Company's in-home nursing services in lieu of some of the nurse placement activities of the Company's nurse registry and the Company expects that the licensed agency will provide nursing services to more patients currently served by SBKC and the Company's nurse registry. The provision of nursing services through a home care services agency permits the Company to receive a larger percentrage of the fee charged to patients served by the Company then does the provision of such services through a nursing registry. In addition, the use of the home care services agency permits the Company to bill directly for services currently performed for the Company's patients by SBKC.

         The Company believes it is currently in material compliance with all laws and regulations governing its business in New York. The Company has concluded that its past nursing business in New York may not have been conducted in compliance with existing licenses and that additional licenses may be required in New York State. The Company received all additional appropriate licenses which the Company believes it needs.

         The Company previously arranged for the National Nephrology Foundation, a New York not-for-profit corporation ("NNF") to provide all New York home-based nursing services previously provided by the Company. Revenue which the Company received from the provision of nursing services in New York was substantially limited, as compared with revenue received from the provision of such services in the past. During 1993, the last full year of home based nursing services in New York, the Company had sales in the amount of approximately $849,000 for New York home-based nursing services, from which it recognized income of approximately $157,000 before taxes and overhead allocations. Management believes that the maximum amount which the Company could be required to pay to private claimants in connection with violations which may have arisen from its nursing operations in New York is approximately $209,500. Due to the fact that New York home-based nursing services were provided by NNF, expenses incurred in connection with providing such services have been borne by NNF. Management of the Company believes that the increased revenue recognized by NNF as a result of its provision of nursing services in New York, together with improved collections of accounts receivable due to NNF, substantially eliminated the obligation to fund NNF's operating cash requirements in 1995 and 1996. See "Consulting, Services and Subcontracting." The provision by NNF of home based nursing services contributed to the cash flow of SBKC, thereby decreasing the cash shortfalls of SBKC which the Company would otherwise have been requested to fund. No assurance can be given that the direct provision of nursing services by the Company to patients previously served by SBKC will not adversly affect the financial condition of SBKC. In such event, NNF or Alpha, following the acquisition by Alpha of the SBKC assets, could be unable to pay to the Company sums due for future equipment and supplies provided by the Company, if any. There can be no assurance that the Company will not be obligated to further change its practices or that it will not be materially adversely affected as a result of a review or challenge to its past or present practices under these statutory provisions or as a result of being required to repay placement fees. See "-- Governmental Regulation -- New York Health Care Licensure Requirements."

         The Company has concluded that its engagement of all professional personnel in connection with the performance of its agreements with NNF may not have been conducted in compliance with the New York State prohibition of the corporate practice of a profession. Such agreements may also have constituted an improper management agreement under the New York State licensing regulations governing an In-Center Facility. The Company restructured such arrangements and believes it now complies in all material respects with applicable law and regulations.

     INFUSION THERAPY; THE LDL ACQUISITION

         In March 1994, the Company acquired all of the issued and outstanding capital stock of LDL, a company engaged primarily in the business of providing home infusion therapy services in New Jersey, pending regulatory approval, which approval was obtained in July 1994.

         The acquisition of LDL was made pursuant to a stock purchase agreement dated March 11, 1994 among the Company, LDL and the shareholders of LDL (the "LDL Agreement"). Pursuant to the terms of the LDL Agreement, all of the closing documents and the purchase price were held in escrow until July 1994, when the New Jersey Board of Pharmacy approved the change in owners of the stock of LDL. The purchase price under the LDL Agreement was $165,000 plus a contingent portion equal to a maximum of $75,000 based upon the actual collection of certain accounts receivable of LDL. Under the terms of the LDL Agreement, the former shareholders of LDL were also entitled to receive an additional contingent amount, not in excess of $60,000 in the aggregate, determined by reference to the profits of LDL and CCIS on a combined basis. During the second quarter of 1995, the Company closed its pharmacy and contributed certain assets relating to its infusion therapy business into a newly formed joint venture with Infu-Tech, Inc. In recognition of the diminished value of its investment in LDL, the Company wrote off the unamortized goodwill, the unamortized value of the pharmacy license and certain pharmaceutical inventories in 1995, resulting in an aggregate charge of $306,000. The LDL Agreement contains non-competition provisions applicable to the former shareholders of LDL. The former shareholders of LDL filed suit seeking an accounting related to the LDL Agreement. The Company asserted counterclaims against the former shareholders of LDL seeking compensatory damages or recision and punitive damages in connection with the sale of LDL. See "Legal Proceedings." In January 1997, the parties entered into a Stipulation of Settlement and all claims and potential claims of the parties were dismissed with prejudice.

     NURSING SERVICES

         The Company places dialysis nurses on a part-time basis to provide hemodialysis treatments pursuant to agreements with three hospitals and pursuant to a subcontract to provide dialysis services to prisoners in prisons operated by the State of New Jersey. In addition, the Company has contracts to provide training services to approximately eighteen nursing homes. Currently, the Company is providing treatment services pursuant to agreements to three nursing homes in New York. The nurses generally provide hemodialysis or peritoneal dialysis training or services to assist physicians and nurses who are not trained in or are otherwise unable to perform dialysis treatments for their patients or residents. The Company is not reimbursed separately under Medicare for nursing services rendered to such institutionalized patients. Nursing services are included in the services provided to clients at prisons and In-Center Facilities. The Company also provides dialysis training for nurses employed by the nursing homes. Patients receiving nursing services for home-dialysis treatments must pay for the nursing services separately, usually relying on private insurance for funds. See "New York Operations" and "Governmental Regulations" for information regarding changes to the Company's nursing services business necessitated by state licensure compliance requirements.

     TRAINING

         The provision of services in the Linden Training Center is generally reimbursed by Medicare at the same reimbursement rate at which Medicare reimburses the Company for dialysis treatments generally. In addition, Medicare reimburses approximately $12.00 to $20.00 (depending upon modality) per treatment for the training component of the services.

     CONSULTING SERVICES AND SUBCONTRACTING

         New York law provides that entities which operate certain health care facilities may be owned only by natural persons or corporations or general partnerships comprised solely of natural persons. In addition, New York health care regulations prohibit certain health care facilities, such as In-Centers from entering into management agreements with third parties. In addition, general hospitals may not enter into management agreements without the prior approval of the NYDH and such agreements must contain provisions which may be unacceptable to the Company. See "Governmental Regulation

-- New York Health Care Licensure Requirements." As a result of the foregoing, the Company does not own or operate licensed health care facilities in New York.

         The Company has determined to operate in New York by entering into consulting, service or subcontracting agreements with certain New York health care entities ("Consulting Customers") which are licensed New York health care facilities. In addition, management believes that, under New York law, the Company is permitted to own or lease health care related real property and equipment and to lease or sublease the real property and equipment to licensed New York health care facilities. The Company currently intends to enter into such leases or subleases in the future with certain current and future Consulting Customers where such arrangements are advantageous to the Company and the Company can negotiate such arrangements with the Consulting Customers.

         The Company has entered into agreements with four Consulting Customers, only three of which, NNF, CDBI and UMDC, have commenced operations. The other consulting customer is Alpha. Alpha and CDBI are wholly-owned by Alvin S. Trenk, Steven L. Trenk and Martin G. Jacobs, M.D., executive officers and directors of the Company and beneficial owners of a majority of the Common Stock. Alpha has the right to acquire the dialysis-related business of NNF, which transaction is expected to close in March 1997. During 1996, the Messrs. Trenk and Dr. Jacobs acquired an aggregate of 50% of the outstanding common stock of UMDC. A third party hospital with which UMDC has an affiliation agreement has asserted that the transfer of UMDC shares to Messrs. Trenk and Dr. Jacobs may have been in violation of the affiliation agreement. The Company and the individuals disagree with the hospital's position and are currently engaged in discussions concerning the matter. No assurance can be given that the Company and the individuals will be successful in discussions with the hospital or that the parties will not become engaged in litigation concerning this matter. UMDC commenced operations in August 1994.

         Alpha has assigned to the Company a consulting and administrative services agreement (the "NNF In-Center Agreement") between Alpha and NNF. NNF owns and operates the South Bronx Kidney Center ("SBKC"), an In-Center facility located in New York City. Pursuant to the terms of the NNF In-Center Agreement, Alpha was to provide consulting and administrative services to SBKC's In-Center Facility. As a result of the assignment, those services are presently provided by the Company. The Company also entered into a consulting and administrative services agreement (the "NNF PD Agreement") with NNF pursuant to which it provided consulting and administrative services to NNF and provides equipment, services and supplies on behalf of NNF to the patients of NNF treated at home or at other alternative residential sites. The Company ceased providing substantially all services under the NNF PD Agreement following the commencement of operations at UMDC, at which time substantially all of the patients previously treated through NNF under the terms of the NNF PD Agreement were treated through UMDC.

         Under the terms of the NNF In-Center Agreement, the Company provides, for a maximum annual consulting fee of $240,000, bookkeeping and accounting services and advice concerning, among other things, collections, manuals, third party billing, supplies, inventories, non-physician staffing, labor and collective bargaining agreements, personnel policies, artificial renal systems design, equipment purchasing, leasing and maintenance, statutory and regulatory matters, reimbursement, licensure and information concerning technical and scientific advances in the field of dialysis and the treatment of ESRD. Such consulting fee is expressly subordinated to the payment of all operating expenses of SBKC arising after April 16, 1993. The operating expenses of SBKC exceeded revenues for an extended period of time; however, commencing in the first quarter of 1995, the operating revenues of SBKC equalled or exceeded its operating expenses. No assurance can be given that SBKC, or Alpha, if it acquires the assets of SBKC and assumes the obligations of NNF, will continue to provide nursing services previously provided by the Company in New York or that, if provided, revenues from such services will be sufficient to permit NNF to pay the above consulting fee obligations to the Company.

         Alpha obtained an option (the "NNF Option") to acquire the assets and business of SBKC from NNF, subject to regulatory approval. As consideration for the NNF Option, Alpha agreed to pay an aggregate sum of $500,000, less certain offsets, payable in five annual installments of $100,000 each, commencing April 1994. Alpha also agreed to pay, until the earliest of (i) the termination of the NNF Option, (ii) the exercise of the NNF Option or (iii) the date upon which Alpha determines that it will not exercise the NNF Option, an amount (each a "Shortfall") equal to the amount by which Alpha and NNF agree that the monthly current cash requirements for the operation of SBKC exceeds the cash available from the operation of SBKC. The purchase price for the acquisition of the assets is $500,000, less all amounts other than Shortfalls paid by Alpha in connection with the NNF Option. The Company has agreed to pay the option purchase price and all other costs incurred by Alpha in connection with the NNF Option, including any Shortfall payments, other than Shortfall payments aggregating $565,000 which are in the form of promissory notes made by Alpha payable to the Company bearing interest at 8% per annum and payable on April 24, 1999 ($300,000) and December 31, 1999 ($265,000). The $565,000 represents Shortfalls incurred by SBKC during the period from May 1, 1993 through December 31, 1994. The obligations of Alpha under the terms of the promissory note have been guaranteed, jointly and severally, by each of the shareholders of Alpha. Alpha also incurred an obligation, pursuant to the terms of an employment agreement with a former officer of NNF, to make payments of $200,000 per annum for a period of five years to the estate of the former officer of NNF, the payment of which was also guaranteed by CDI.

         During 1996, the parties entered into revised Settlement Agreements pursuant to which NNF agreed to transfer substantially all of the assets of SBKC to Alpha in exchange for sums, including cash shortfalls, paid to or on behalf of NNF to the date of the settlement plus an amount not in excess of $95,000 representing certain expenses incurred or to be incurred by NNF pending the approval of the transaction by NYDH and the courts of the State of New York. In addition, the estate of the former medical director agreed to settle all claims for $225,000, of which $200,000 is payable upon the closing of the sale. In February 1997, all governmental and judicial approvals were obtained and the Company expects the closing will occur in March 1997.

         The Company and Alpha have also entered into a consulting and administrative services agreement substantially similar to the NNF In-Center Agreement, except that consulting fees will not be subordinated to the payment of Alpha's operating expenses. The agreement will become effective immediately following Alpha's acquisition of the assets of SBKC, if any.

         The Company has guaranteed the payments to the estate of the former officer and, although Alpha has indemnified the Company for any payments made by the Company under such guaranty, and Alvin S. Trenk, Steven L. Trenk and Martin
G. Jacobs, M.D. have personally assumed the Company's guaranty and agreed to indemnify the Company for any payments made by the Company under such guaranty, there can be no assurance that the Company will not be required to make payments pursuant to this guaranty for which it will not be reimbursed.

         The Company has also entered into a consulting and services agreement (the "CDBI Agreement") with CDBI. Under the terms of the CDBI Agreement, the Company has agreed to provide consulting and administrative services in connection with CDBI's proposed operations which are substantially similar to those services provided pursuant to the terms of the NNF In-Center Agreement. CDBI will be required to pay to the Company an annual fee of $240,000 for the provision of services under the CDBI Agreement. The obligations of payment under the CDBI Agreement are not subordinated to the payment of operating expenses of CDBI. However, CDBI, which has received a certificate of need to develop and operate a 12 station In-Center Facility, commenced operations on January 17, 1997. Development and operating expenses to be incurred by CDBI are expected to exceed revenues for an extended period of time. As of December 31, 1996 and 1995, the Company had advanced approximately $1,177,000 and $479,000, respectively, to CDBI, which amounts are reflected by promissory notes bearing interest at the rate of 8% per annum due March 19, 2001 and February 24, 2002. Payment under the promissory notes is guaranteed by Alvin S. Trenk, Steven L. Trenk and Martin G. Jacobs, M.D. There can be no assurance that CDBI will generate sufficient revenues to pay the Company any or all of the fee due the Company pursuant to the CDBI Agreement in the near future, or that any advances made by the Company will be reimbursed.

         The two original principals of UMDC, Drs. Lorch and Cortell entered into an affiliation agreement with a New York hospital near the site of the facility, which hospital terminated its in- center treatment program for chronic dialysis patients in August 1994. The home-based patients previously serviced by the hospital were serviced by NNF and the Company provided equipment and services to these patients on behalf of NNF pursuant to the NNF PD Agreement from May 1993 through August 1994. In addition, in June 1995, the Messrs. Trenk, Dr. Jacobs and UMDC entered into a Stock Purchase Agreement (the "UMDC" Purchase Agreement") with the holder of the remaining outstanding shares of UMDC common stock to acquire the shares held by him for a maximum purchase price of $50,000. Under the terms of the UMDC Shareholders Agreement and the UMDC Purchase Agreement, Drs. Lorch and Cortell will each hold 25% and the Messrs. Trenk and Dr. Jacobs will hold, in the aggregate, 50% of the outstanding stock of UMDC. The transfer of the shares was closed during 1996. A third party hospital with which UMDC has an affiliation agreement has asserted that the transfer of UMDC shares to Messrs. Trenk and Dr. Jacobs may have been in violation of the affiliation agreement. The Company and the individuals disagree with the hospital's position and are currently engaged in discussions concerning the matter. No assurance can be given that the Company and the individuals will be successful in discussions with the hospital or that the parties will not become engaged in litigation concerning this matter. The UMDC Shareholders' Agreement provides, in part, that the board of directors of UMDC is to consist of Drs. Lorch and Cortell and any two of the Messrs. Trenk or Dr. Jacobs (or their designees), that the shares of UMDC are to be owned 50% by Drs. Lorch and Cortell and 50% by the Messrs. Trenk and Dr. Jacobs and that a Consulting and Services Agreement between the Company and UMDC (the "UMDC Agreement") may be terminated only upon the affirmative vote of the majority of the full board of directors of UMDC. Under the terms of the UMDC Agreement, the Company provides consulting and administrative services to UMDC in consideration for a fee of $400,000 per annum plus the amount of all direct costs incurred by the Company in connection with the rendering of services and the provisions of equipment and supplies.

         The Company guaranteed payment by UMDC under the terms of a lease for the premises occupied by UMDC. Drs. Lorch and Cortell agreed that, subject to regulatory approval, they would undertake to cause UMDC to transfer UMDC's premises and equipment leases to the Company, with the understanding that such premises and equipment will be subleased by the Company to UMDC. To date, the doctors have not undertaken these obligations and the Company has not applied for regulatory approval of such transaction.

         In September 1994, a bank lender (the "Bank") loaned the sum of $1,900,000 to UMDC (the "UMDC Term Loan"). $1,400,000 was advanced under the UMDC Term Loan to finance the purchase of furniture, fixtures, leasehold improvements and equipment at UMDC's In-Center Facility and to repay principal and accrued interest on a bridge loan advanced by the Bank to finance construction costs associated with the center. In addition, $500,000 was advanced under the UMDC Term Loan to provide working capital for use in connection with UMDC's In-Center Facility.

         In April 1995, the Bank agreed to advance up to an additional $500,000 to UMDC for working capital purposes under a revolving line of credit (the "Revolver").

         The UMDC Term Loan and the Revolver bear interest at the Bank's prime rate plus 1%. Under the terms of the UMDC Term Loan, through December 31, 1994, UMDC made monthly interest payments. Thereafter, UMDC was required to make 60 equal payments of principal plus accrued interest. In connection with the closing of the Revolver, the Bank agreed to extend to April 30, 1995 the commencement of the obligation of UMDC to make payments of principal under the terms of the UMDC Term Loan. Further, the principal amount of $1,400,000 of the UMDC Term Loan was to be paid in 57 monthly installments and the principal amount of $500,000 was to be paid in 33 monthly installments of principal and interest. Interest payable in respect of the UMDC Loan is to be paid, with respect to the $1,400,000 and the $500,000 principal amounts, at the time of the last respective principal payment.

         Under the terms of the Revolver, UMDC was required to make payments of interest through December 31, 1995, with all principal amounts drawn down under the Revolver to be paid in full on December 31, 1995. The principal payment date under the terms of the Revolver was extended by the Bank to the end of February 1996. Although UMDC began making monthly principal payments of $20,000, the full principal amount was not paid on that date, and the Bank further extended the repayment date to August 31, 1996. Funds were not available to repay the Revolver in full on August 31, 1996, and UMDC and the Bank entered into an agreement extending the repayment date of the Revolver to December 31, 1997. The Revolver is to be paid off in monthly principal amounts of $20,000 plus current interest; any balance of principal and interest remaining is to be paid at December 31, 1997.

         As a condition of extending the Revolver, the bank accelerated the 1998 and 1999 principal payments on the UMDC Term Loan originally totalling $1,900,000 to December 31, 1997. The bank also required that $200,000 be placed in a trust account to further collateralize the loans; the Company provided such funds. Provided that UMDC has complied with all payments and conditions through December 31, 1997, the bank would consider reinstituting the original payment schedule for the $1,900,000 UMDC Term Loan. No assurance can be given that the term of the credit facilities will be extended or that the bank will not call upon the guarantees of the Company or Certain Executive Officers. The UMDC Term Loan and the Revolver are guaranteed by the Company and the Messrs. Trenk and Drs. Jacobs, Lorch and Cortell. Guarantees of Drs. Lorch and Cortell are limited to a maximum of $550,000 each, declining to $300,000 each if and when the Revolver is paid in full. The obligations of the Company, the Messrs. Trenk and Dr. Jacobs are not so limited. The loan documents executed in connection with the UMDC Term Loan and the Revolver contain cross defaults which will cause the Loans to be in default in the event that any of the guarantors defaults under the term of any other loan agreement with the Bank. At December 31, 1996, the remaining principal owing to the Bank on all three UMDC loans aggregated $1,340,000.

         In addition, in 1994, Drs. Lorch and Cortell were required to make an additional $350,000 capital contribution to UMDC. The Company advanced the sum of $350,000 to Drs. Lorch and Cortell as a loan. As of the date of the UMDC loan, Drs. Lorch and Cortell had contributed an aggregate of $100,000 to the capital of UMDC. Such amount was also advanced by the Company to Drs. Lorch and Cortell pursuant to the terms of promissory notes which bear interest at the Bank's prime rate less 1% and were due on May 16, 1995. The maturity dates were extended by the Company to November 30, 1995. As of the date of this report, the promissory notes remain outstanding. The Company intends to extend the maturity dates of the promissory notes. Further, the Company loaned an aggregate of $301,500 to UMDC, which amount UMDC repaid to the Company, with accrued interest at the Bank's prime rate less 1%. As security for repayment of the loans and to secure the individual guarantees, Drs. Lorch and Cortell have pledged the outstanding common stock of UMDC held by them to the Company, the Messrs. Trenk and Dr. Jacobs. In addition, UMDC agreed to grant to the Company a security interest in UMDC's furniture, fixtures and equipment, which lien is subordinated to that of the Bank. The Bank has not determined whether it will permit the Company to place a lien on the assets of UMDC.

         As of December 31, 1996, the Company had amounts due from UMDC for working capital advances and for equipment and supplies delivered by the Company to UMDC of $1,072,448 and $875,248, respectively. The repayment of amounts due to the Company by UMDC for equipment and supplies and the payment by UMDC of fees due to the Company under the UMDC Agreement are subordinated in full to the obligations of UMDC to the Bank under the terms of the UMDC Loans. Further, amounts due to the Company from UMDC may be further delayed by UMDC if UMDC is in default under the terms of the UMDC Loans.

         As a result of terms of the UMDC Term Loan, and the Revolver, the Company, the Messrs. Trenk and Dr. Jacobs were contingently liable for the payment of a maximum of $2,400,000. The aggregate outstanding balance at December 31, 1996 totalled $1,340,000. In addition, the potential ownership of UMDC by the Messrs. Trenk and Dr. Jacobs and the contingent liability represented by the personal guarantees could give rise to potential conflicts of interest. The Messrs. Trenk and Dr. Jacobs have incentive to cause the Company to have patients treated at UMDC, which patients might otherwise be treated at other facilities operated by the Company. Further, the Messrs. Trenk and Dr. Jacobs could cause UMDC to obtain, or cause the Company to permit UMDC to obtain business opportunities which would otherwise be available to the Company. Further, the Company has guaranteed the lease for the premises used by UMDC. The Messrs. Trenk and Dr. Jacobs could cause UMDC to pay creditors other than the lessor, thereby causing the Company to incur obligations under its guaranty.

         PHYSICIAN RELATIONSHIPS

         The primary source of clients for the Company is local physicians and, to a lesser extent, hospitals and social agencies and organizations. In addition, the ability of the Company to obtain Medicare and certain other third party reimbursement is conditioned upon the provision of services being under the general supervision of a Medical Director who is a physician. Generally, the Medical Director must be board certified or board eligible in internal medicine and/or nephrology and have at least 12 months of training or experience in the care of patients at ESRD centers. Except for Dr. Jacobs, the Corporate Medical Director, the Company's Medical Directors are generally either consultants retained by, or employees hired by, the Company on a part time basis pursuant to agreements providing for payments ranging, during 1996, from approximately $6,000 to a maximum of approximately $48,000 per annum. In substantially all cases, the Company's Medical Directors refer patients to the Company and the Medical Directors of the consulting Customers refer or may in the future refer patients to the respective Consulting Customer. In most cases, other than in the case of institutional clients, the Medical Director is the sole or a substantial source of referrals to the program served. There can be no assurance that the Company will be successful in negotiating employment agreements on terms acceptable to the Company.

         Physician referrals are subject to, and limited by, current governmental laws and regulations. Existing federal and state laws, and the Stark II Amendment (which became effective in January 1995), substantially limit referrals by physicians to entities, like the Company, in which they have an interest. See "Governmental Regulation." The Company has restructured some of its programs and is currently seeking alternative sources of client referrals. However, no assurance can be given that such alternative referral sources can be found or, if found, will generate sufficient referrals to enable the Company to maintain its current revenues. Certain of the Medical Directors, alone or through practice groups, were offered the opportunity to purchase up to 50% of the common stock of Training Centers for which they are expected to perform services, in each case subject to prohibitions and limitations imposed by the applicable laws, rules and regulations. No such offers have been accepted and the Company does not currently expect any such offers to be accepted. In addition, in 1996, the Company entered into a Stock Purchase and Shareholders' Agreement with the Medical Director of the Company's Cape May Court House Facility, pursuant to which the Medical Director would have been entitled to purchase up to 15% of the outstanding common stock of Courthouse Dialysis, Inc. ("Courthouse") in consideration of the payment of up to $15,000. As of the date of the sale of substantially all of the assets of Courthouse, the Medical Director had not exercised his right of purchase. Subsequently, the former medical director brought an action against the Company seeking damages of up to approximately $130,000 resulting from the sale of the Courthouse assets. The Company is vigorously defending the action.

THIRD PARTY REIMBURSEMENT

         Substantially all of the Company's revenues are dependent upon reimbursement from third party payors, including the Medicare and Medicaid programs and commercial insurance companies. Generally, patients are referred to the Company upon being diagnosed as having ESRD.

         Under the Medicare ESRD program, Medicare reimburses dialysis providers for the treatment of individuals who are diagnosed to have ESRD and are otherwise eligible for Medicare, regardless of age or financial circumstances. For each treatment, Medicare pays 80% and a secondary payor, usually Medicare supplemental insurance or, to a lesser extent, private insurance or Medicaid, pays approximately 20% of the amount set by the Medicare prospective reimbursement systems. One condition to participating in the Medicare program is that the Company must accept the Medicare rates, less any supplemental insurance, as payment in full from Medicare. The States of New Jersey and New York provide Medicaid benefits to qualified recipients to supplement their Medicare entitlement.

         During the period following a patient's diagnosis of ESRD, payments to the Company for its dialysis services are made by commercial insurance company payors or private payors if the patient is not eligible for primary Medicare coverage. Thereafter, patients enter the Medicare ESRD program in which reimbursement rates are established by the Health Care Financing Administration ("HCFA"). Individuals receiving or entitled to Medicare reimbursement at the time they develop ESRD are entitled to immediate reimbursement under Medicare upon being diagnosed as having the disease.

         Individuals not covered by group insurance and not already entitled to Medicare benefits, but who are Medicare eligible, generally must wait until the first day of the third month after the month in which a regular course of dialysis begins, to be entitled to Medicare benefits. An exception to this general rule exists where the patient participates in self-dialysis training during the waiting period and self-dialysis is expected to be continued after the training, in which case the patient becomes entitled on the first day of the month in which a regular course of dialysis begins. Many patients do not have private insurance to pay for treatment, and in these cases the Company generally is not compensated for treatments performed during this 90-day period. Further, if a secondary payor such as Medicaid or a private insurer is not available and the patient is financially unable to meet his obligations, the Company may not be reimbursed for the 20% co-payment of the ESRD rate that is not paid by Medicare.

         Individuals covered by group insurance at the time they start treatment for ESRD are entitled to Medicare reimbursement within 21 months if they choose to or are required to receive dialysis treatments at an In-Center Facility, and within 18 months if they choose to receive dialysis treatments at alternative sites. The Company does submit claims to insurance company payors providing secondary coverage where such coverage exists for patients. Where patients are initially eligible for primary Medicare coverage, the Company makes claims first to Medicare and then to commercial insurance company payors providing secondary coverage, if any. Generally, per patient reimbursement from commercial insurance companies and private payors is at higher reimbursement rates than the rates of reimbursement from Medicare. Rates paid for services provided to patients in acute care facility and corrections facility programs are negotiated and are also generally at higher reimbursement rates than the rates of reimbursement from Medicare. The reimbursement rate from Medicare for ESRD services and Epogen ("EPO"), a drug used in connection with certain dialysis treatments, is fixed by HCFA regulation and is subject to change from time to time. Reimbursement in respect of EPO does not constitute a material portion of the Company's revenues. Commercial insurance company payors each establish usual and customary rates of reimbursement which vary from payor to payor and may be changed from time to time.

         Medicare pays for home dialysis provided to beneficiaries with ESRD under either of two methods. Under Method I (also called the composite rate), the same rate is paid to a Medicare approved dialysis facility regardless of whether the dialysis is performed at the patient's home or at the facility. Under Method II (also called direct dealing), payment to suppliers for home dialysis supplies and equipment is made by the Medicare carrier on a fee for service basis, which is the reasonable charge method used for Medicare services. Under either of these methods, the reimbursement rates are fixed in advance and have been adjusted from time to time by Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment revenue and allows the Company to retain any profit earned. The Company also receives Medicare reimbursement for certain ancillary services provided to its dialysis patients.

         Claims for Medicare reimbursement must generally be presented by December 31 of the next calendar year if the claim relates to services or supplies received from January 1 to September 30, and by December 31 of the second calendar year if the claim relates to services or supplies received from October 1 to December 31. Claims for secondary reimbursement must generally be presented 60 to 90 days after payment of the Medicare claim. The Company generally submits claims monthly. New federal and New York State laws may limit the Company's ability to receive reimbursement for certain ancillary services provided to patients referred by physicians who have a direct or indirect financial relationship with the Company. See "Governmental Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The Company receives reimbursement for dialysis services at rates that are currently between approximately $1,000 and $3,000 per patient per month. Since the Medicare ESRD program commenced, the reimbursement rate for dialysis treatments has periodically been reduced, and if the rates now in effect are lowered or remain in effect without adjustment for inflation, the Company's profit margin could be materially reduced. Prior to August 1, 1983, reimbursement for provided services under Method I was based upon a fixed fee of $138.00 per treatment. On August 1, 1983, the composite rate was reduced by HCFA to an average rate of $127.00 per treatment. In October 1986, the composite rate for provided services under Method I was further reduced to an average of $125.00 per treatment. The current maximum composite rate for services provided under Method I is $139.00 per treatment. Reimbursement under Method II is limited by Medicare based on monthly per patient limitations which are determined in part by the maximum composite rate for treatment under Method I. Currently the monthly limitation per patient under Method II for supplies and equipment is $1,490.85 and for CCPD treatment the payments are $1,974.45 per patient per month. In addition, as a result of the Gramm-Rudman-Hollings deficit-reduction measures, temporary reductions from the established ESRD reimbursement rate were effected in 1989 and 1990, ranging from 1.4% to 2.1%.

         The Omnibus Budget Reconciliation Act of 1990 ("OBRA") increased the ESRD reimbursement rate by $1.00 per treatment, effective January 1, 1991, and restored the temporary reductions then in effect, resulting in the current average reimbursement rate of $126.00 per treatment. The maximum composite rate is $139.00 per treatment. In 1987 and 1990, Congress required that the Department of Health and Human Services and the Prospective Payment Assessment Commission ("PROPAC") study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. PROPAC recently recommended a 2.5% per treatment increase in the reimbursement rate. However, Congress is not required to implement this recommendation. The Company is unable to predict what, if any, future changes may occur in the rate of reimbursement, or, if made, whether any reductions will have a material adverse effect on the Company's revenues and net earnings.

GOVERNMENTAL REGULATION

     GENERAL

         The Company's operations are subject to extensive governmental regulations at the federal, state and local levels and its arrangements with health care facilities and medical personnel have been designed to comply with such existing laws and regulations. Except as otherwise disclosed below, the Company believes its operations are in material compliance with such laws and regulations. The laws, rules and regulations which govern the Company and other persons with whom the Company has relationships are very broad and are subject to continuing change and interpretation. There is also an absence of regulations or decisions specifically addressing the dialysis business. Thus, it is possible that certain of the Company's past or present contractual arrangements or business practices might be challenged, and if so successfully challenged, there can be no assurance that the Company would not be adversely affected thereby. No assurance can be given that the Company will be able to obtain or maintain the licenses and approvals necessary to conduct its current or proposed businesses. Further, no assurance can be given that federal, state and local laws, rules and regulations will not be amended or interpreted so as to require the Company to change its contracts or practices or to obtain additional approvals or licenses to conduct its business as now conducted or proposed to be conducted or that the Company will be able to obtain any such approvals or licenses. The failure to obtain requisite licenses or approvals or to otherwise comply with such existing or future laws, rules and regulations or interpretations thereof could have a material adverse effect on the Company's operations. State regulations typically require the Company to meet various standards with respect to its licenced facility relating to, among other things, the management of facilities, personnel, maintenance of proper records, equipment and quality assurance programs. Further, dialysis facilities are subject to periodic inspection by state agencies and other governmental authorities to determine if the premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, certain of the Company's subsidiaries must be certified by HCFA and must obtain provider numbers to file claims. The Company's Training Facility, and two of the Company's subsidiaries, Continental Dialysis, Inc., a Delaware corporation ("CDI") and Choice Care Infusion Services, Inc., a Delaware corporation which currently conducts substantially no activities ("CCIS"), are so certified and have provider numbers.

In certain circumstances, federal and state law mandate that conviction of certain abusive or fraudulent behavior with respect to one health care facility may subject other facilities under common control or ownership to disqualification for participation in Medicare and Medicaid programs. In addition, some regulations provide that all facilities under common control or ownership are subject to revocation of their licenses if any one or more of such facilities' licenses are revoked. The Company is not subject to any proceedings at this time to revoke its licenses. The Company provides consulting services to certain facilities that are administered by corporations and/or physicians who are not under the direct control of the Company. The Company also provides financial assistance, including loan guarantees, to certain of these facilities. Because the Company does not have control over the actions of such corporations and physicians who render services, the Company is subject to the risk that such physicians may violate federal or state laws and regulations including Medicare and Medicaid laws without the knowledge or consent of the Company. Limited violations may have occurred at such facilities in the past. However, the Company is not aware of any ongoing violations as of the date of this filing. Because of the Company's financial commitments, loan guarantees and dependence on the continuing business of such facilities, the inability of the facilities to participate in reimbursement programs or the imposition of other sanctions could materially adversely affect the Company's financial condition, liquidity and business prospects.

     FEDERAL AND STATE ANTI-KICKBACK LAWS

         The Company and the health care providers with whom the Company has relationships are subject to state and federal laws prohibiting direct or indirect remuneration for patient referrals and regulating reimbursement procedures and practices under Medicare, Medicaid and other third party payors. State and federal law may also prohibit physicians from referred patients to providers with which the physician or his/her immediate family member has a financial relationship. The federal Medicare and Medicaid legislation contains the anti-kickback provisions which prohibit any remuneration in return for the referral of Medicare or Medicaid patients. In July 1991, the United States Department of Health and Human Services adopted regulations that provide exceptions, or "safe harbors," from federal criminal and civil penalties by identifying certain types of joint ventures and other arrangements that will be deemed not to violate the illegal remuneration provisions. Arrangements which do not fall within the safe harbors are not illegal per se; however, such arrangements are subject to greater governmental scrutiny. The Medical Directors, who are also in private practice, are the most important referral sources of the Company's business, and utilization of the Company's facilities, equipment, supplies and services by the patients of these physicians is crucial to the success of the Company. The compensation of the Medical Directors is fixed by agreement and reflects competitive factors in their local markets and the Medical Directors' professional qualifications, commitments and responsibilities. The Company believes that the illegal remuneration provisions described above are primarily directed at abusive practices that increase the utilization and cost of services covered by governmentally funded programs. It believes that the dialysis services provided by the Company generally cannot, by their very nature, be over-utilized since dialysis treatments are not elective and cannot be prescribed unless there is temporary or permanent kidney failure. Moreover, reimbursement rates for these services are fixed by law so, in the opinion of the Company, the amount of reimbursement by the government cannot be increased by actions of the Company. The Company has never been challenged under these statutes and endeavors in good faith to comply with them. While the arrangements between the Company and its former joint venture partners and certain other Medical Directors did not and do not fall within the protection afforded by these safe harbors, the Company believes its operations are in material compliance with applicable laws. Nevertheless, because of the breadth of the statutory provisions and the absence of regulations or court decisions specifically addressing the arrangements by which the Company conducts its business, it is possible that certain of the Company's past or present contractual arrangements might be challenged. There can be no assurance that the Company will not be obligated to change its practice or that it will not be materially adversely affected as a result of a review or challenge to its past or present practices under these statutory provisions. Violations of these provisions are punishable by criminal and civil penalties, including individual monetary fines for each separate service billed to Medicare in violation of the anti-kickback provisions, exclusion of the provider from future participation in the Medicare and Medicaid programs, and imprisonment for up to five years. In New York and New Jersey, licensed health care practitioners, including physicians, are prohibited from, directly or indirectly, offering, giving, soliciting or receiving or agreeing to receive, any fee or consideration to or from a third party for the referral of a patient.

     STATE PHYSICIAN SELF-REFERRAL LAWS

         Several states have statutes prohibiting financial arrangements with health care providers which, while similar in many respects to the federal legislation, vary from state to state and are often vague and have infrequently been interpreted by courts or regulatory agencies. Under New Jersey law, a physician with a significant beneficial interest in certain health care services (and a physician whose immediate family has a significant beneficial interest in certain health care services) other than health care services relating to the treatment of renal dialysis, may not refer patients to those health care services, except in certain cases including where the significant beneficial interest was held prior to July 31, 1991. In all cases where referral is permitted, New Jersey law requires disclosure to the patient of the interest of the physician. In addition, under the New York physician self-referral law, physicians are prohibited from referring patients to a provider of clinical laboratory, pharmacy or x-ray and imaging services with which the referring physician or any of his/her immediate family members has an ownership or investment interest or maintains a compensation arrangement. See "New York Health Care Licensure Requirements." New York law requires that patients be informed of a physician's interest in the provider in cases where the referral is permitted. The Company's existing referral relationships with its referral sources for its renal dialysis, nursing and consulting services are not limited by the New York physician self-referral law as currently drafted. However, proposals have been made to extend the scope of the physician self-referral law to include other health care services. The operations of the Company's Consulting customers may be subject to the physician self-referral laws in New Jersey or New York.

     NEW JERSEY AMBULATORY CARE FACILITIES REGULATIONS

         The New Jersey Department of Health has promulgated comprehensive regulations governing ambulatory care facilities and dialysis facilities. These regulations are applicable to the operations of the Company's Training Facility, were applicable to the operations of the Company's In-Center Facility, and establish standards for operating all licensed ambulatory care facilities. The regulations encompass a broad range of business operations such as requirements for maintaining employee health, reporting certain events such as the death of a patient, protocols for patient treatment and disclosure requirements to the State Board of Medical Examiners. In addition, they require that the facility have a governing authority, an administrator and a medical director. Although these regulations also require that a facility providing chronic dialysis services must have at least nine stations, the Company's former In-Center Facility was granted a waiver by the New Jersey Department of Health to operate with six stations. Further, a facility providing chronic dialysis services is required to have a written transfer agreement with at least one hospital-based chronic dialysis unit with acute dialysis capacity and with at least one facility having a renal transplantation program. Since the Company does provide chronic dialysis services, it is subject to these regulations and has a written agreement with St. Barnabas Medical Center, which has a chronic dialysis unit and renal transplantation program.

     MEDICARE ESRD PROGRAM REGULATIONS

         As required by Medicare regulations, the Company's In-Center Facility was, and the Training Facility is supervised by Medical Directors as are the Consulting Customers. In addition, the Company and the Consulting Customers are required to maintain complete medical records, obtain back-up agreements with other renal dialysis facilities in certain instances, comply with record keeping and reporting requirements of HCFA and satisfy other detailed regulatory requirements. The failure to comply with these applicable regulations could result in fines and penalties or in the Company's or the Consulting Customer's loss of its Medicare and Medicaid certification. The loss of Medicare and Medicaid certification by the Company or a Consulting Customer could result in the loss of the provider's right to receive Medicaid and Medicare reimbursement, which comprises the major source of revenue for the Company and the Consulting Customers.

     THE STARK II AMENDMENT

         On August 10, 1993, the Physician Ownership and Referral Act ("Stark II"), which was incorporated into the federal Omnibus Reconciliation Act of 1993, was adopted. Effective as of December 31, 1994, Stark II extended the aforementioned prohibitions against physician referrals to several other health care services, including durable medical equipment, parenteral and enteral nutrients, equipment and supplies, home health services and outpatient prescription drugs. Stark II also prohibits the Company from billing any individual, third party payor or other entity for designated health services which are furnished pursuant to a referral by a physician who has a financial relationship with the Company. Financial relationship is broadly defined to include compensation arrangements involving any form of remuneration. However, there are a number of exceptions for certain types of compensation arrangements, including exceptions for personal service arrangements, space leases, employment relationships, certain prepaid health plans, isolated transactions and certain payment arrangements that are consistent with fair market value, so long as these arrangements meet certain specified criteria. With respect to physician ownership interests, an exception exists for ownership of investment securities which may be purchased on terms generally available to the public and which are
(i) listed on the New York Stock Exchange, the American Stock Exchange or certain regional exchanges or are traded under an automated inter-dealer quotation system operated by the National Association of Securities Dealers, Inc. and (ii) are shares in a corporation that had at the end of the corporation's most recent fiscal year or on average during its previous three fiscal years shareholders equity exceeding $75,000,000. The Company's securities do not, and the Company does not expect its securities to satisfy either of these requirements. The Company believes that the termination of various agreements with physicians which the Company terminated when Stark II became effective have caused a decrease in physician referrals to the Company, which has adversely affected the Company's revenues. There can be no assurance that the restrictions of Stark II or additional or similar laws will not further materially adversely affect the Company's revenues.

     AMA GUIDELINES

         The American Medical Association ("AMA") has recently revised its position, which does not have the force of law, regarding referrals by physicians to businesses in which they hold ownership interests. The AMA's current view is that, in general, physicians should not refer patients to a health care facility outside their office practice at which they do not directly provide care or services when they have an investment interest in the facility.

     STATE CORPORATE PRACTICE OF PROFESSIONS

         Many states, including New Jersey and New York, prohibit corporations, with limited exceptions, from engaging in the practice of a learned professional, including medicine and nursing. Under New York law, the Company may not arrange for the provision of or directly engage physicians or nurses to provide or arrange for the provision of, professional services. Violation of the New York law prohibiting the unauthorized practice of a profession is a felony with sanctions, including fines of up to $10,000 and/or up to four years' imprisonment per offense. "See Operations -- New York Operations" for the application of these provisions to the Company's operations. Despite this broad prohibition, not all affiliations between corporations and professionals are unlawful. The Company may engage professionals to provide medically-related administrative services on its behalf without violating the prohibition. In addition, if the Company obtains the home care services agency license for which it has applied from the State of New York, it will be permitted to directly engage or employ nurses to perform clinical duties in the homes of its individual clients. The Company's activities as a licensed nurse registry are also exempt from the prohibition. New Jersey and New York also prohibit physicians and nurses from splitting or sharing their professional fees with anyone other than a partner, subcontractor or employee authorized to practice their profession. In New York, this prohibition includes any fee the Company may receive from its nurses which is set in terms of a percentage of a nurse's fee or otherwise clearly tied to a nurse's professional income, except any placement fee received from a nurse for placement services provided by the Company's licenced nurse registry.

     NEW JERSEY NURSE REGISTRIES

         New Jersey also regulates the operations of an employment agency, which is defined to include a nurses' registry, requiring such entity to be licensed by the Division of Consumer Affairs, Department of Law and Public Safety. As a licensed employment agency, the Company is required to maintain job placement records, advertisement records, fee records and other correspondence by and between the Company and the employer and the Company and the nurses it places. In addition, among other licensing and operating requirements, the Company is required to prepare and execute written agreements with employers and nurses which include information relating to the Company's fee schedule, timing of the payment of the Company's fee and by whom, and the conditions under which an adjustment or refund in the fee will be made. The Company has concluded that a portion of its nursing business in New Jersey may have been conducted other than in accordance with certain regulations and may have been conducted in a manner which required additional licensure. The Company has modified this portion of its business so that it is currently operated in accordance with existing licenses and has applied for additional licensure. The Company has modified its operations to be in conformity with applicable regulations. Current regulations require providers of hemodialysis services in a long term care facility in New Jersey to be licensed as ambulatory care facilities. These regulations require ambulatory care requirements to be established and require the provider to demonstrate the ability to serve nine patients statewide within six months of licensing approval. Once licensed, the dialysis provider must submit each new agreement with a long term care facility to the New Jersey Department of Health before services are provided. The Company does not currently provide these services. However, there can be no assurance the Company will obtain appropriate regulatory approvals in the event it does determine to provide these services.

         Any loss by the Company of its New Jersey Training Facility license or employment agency license, from which a substantial portion of its revenue is derived, could have a material adverse effect on its business in the State of New Jersey.

     NEW YORK HEALTH CARE LICENSURE REQUIREMENTS

         The rendering of health care services, including the provision and management of renal dialysis services and nursing services, is highly regulated in the State of New York with respect to licensure, management and control of licensed facilities. Failure to comply with the applicable laws and regulations could result in, among other things, the imposition of fines and in extreme circumstances, license revocation and/or criminal prosecution.

         Health care facilities, including hospitals, nursing homes, and In-Center Facilities, are required to maintain an operating license under
Article 28. Article 28 facilities are subject to the New York State Health Commissioner's (the "Health Commissioner") review and approval of the management, certain operational activities, and the change of ownership thereof. Health care facilities licensed under Article 28 may be owned or operated only by natural persons or corporations or general partnerships if they are comprised solely of natural persons. In addition, the change of control of 10% or more of the stock or voting interest of an Article 28 facility is subject to regulatory approval. The Company's operations in New York are subject to Article 28 and its regulations as a result of the consulting and services agreements they maintain with clients which are licensed under Article 28.

         Under Article 28, the Company is permitted to provide consulting and other administrative services to hospitals, In-Center Facilities and nursing homes and management services to hospitals, subject to certain restrictions. The Company is also permitted to be the lessor of real property and equipment utilized in the operation of an In-Center Facility. However, the Company cannot be licensed to operate an In-Center Facility in New York since Article 28 requires that only natural persons or corporations or general partnerships comprised solely of natural persons may have an ownership interest in an Article 28 facility.

         Article 28 limits the manner and extent to which licensed facilities may delegate authority to perform certain management activities. Article 28 facilities, other than hospitals, are not permitted to enter into management agreements which give an outside entity which is not an Article 28 facility primary responsibility for managing the day-to-day operations of an entire facility or a defined patient unit. General hospital management agreements are permissible, but require the prior approval of the Health Commissioner and are subject to other restrictions. Such management agreements may not exceed three years, may be renewed only with the prior approval of the Health Commission and must be terminable by the general hospital, with or without cause, on no more than 90 days' notice. An arrangement between a general hospital and an outside entity will not be subject to the Health Commissioner's review if it pertains to the provision of administrative services to a defined patient unit of the general hospital where the general hospital retains authority over the day-to-day operations of the unit. In addition, the general hospital may not delegate to the outside entity the authority to: (i) engage or terminate any general hospital employee, (ii) maintain or control the books and records of the unit, (iii) dispose of assets or incur liabilities on behalf of the general hospital, or (iv) adopt and enforce policies regarding the operation of the unit.

         The fees charged by the Company under any consulting and administrative services agreement or management agreement with an Article 28 facility must be determined in a manner which is not tied to the total gross income or net revenue of the health care facility, since Article 28 facilities are subject to regulations which prohibit fee splitting with non-Article 28 entities. The Company believes that its consulting and administrative services agreements, including its agreements with its Consulting Customers and Hempstead General Hospital are in compliance with the applicable provisions of Article 28 and its regulations. See "Operations -- New York Operations" for a discussion of the applicability of these provisions to the Company's operations.

         After April 1, 1986, no home care services agency engaged in providing or arranging for home nursing services, whether directly or through contract arrangement, may be operated in New York without a license issued by the Health Commissioner. Licensed nurse registries are specifically exempt from this licensure requirement. The Company has received a home care services agency license to enable it to provide home infusion care services and in-home nursing care to its individual clients and has commenced providing services under the license to certain patients previously serviced through SBKC and through the Company's nurse registry.

         New York also regulates the operations of nurse placement agencies.
Article 11 of the New York General Business Law prohibits any person from operating a business within the City of New York which procures or attempts to procure employment or other engagement for registered nurses or licenced practical nurses, without a license issued by the Commissioner of Consumer Affairs of the City of New York. The Company operates a duly licensed employment agency/nurse registry. As a licensed nurse registry, the Company is restricted in the manner in which it may place nurses and the amount of fees it may charge for a placement. The fee limitation to which a licensed nurse registry is subject varies according to the services to be provided by the nurse placed by the registry. A licensed nurse registry may charge each nurse placed to provide private duty nursing services and the client separates fees of up to five percent of the nurse's compensation for the first ten weeks of the engagement for a total placement fee of ten percent of such nurse's compensation. For all other nursing services, the licensed nurse registry may charge each nurse placed and the client separate fees of up to five percent of the nurse's compensation for the first year of the engagement, for a total placement fee of ten percent of such nurse's compensation. In each instance, the client may voluntarily assume the payment of the fee charged to the nurse. See "Operations -- New York Operations" for the application of these provisions to the Company's operation.

         Any loss by the Company of its nurse registry license, failure to obtain or maintain its anticipated home care services agency license, or failure to comply with the restrictions under article 28 in connection with its consulting and services arrangements with licensed health care facilities, could have a material adverse effect on the Company's business in New York.

     ENVIRONMENTAL LAWS

         The Company's operations are subject to various state hazardous waste disposal laws. The Company disposes its medical waste through hazardous waste vendors which are primarily responsible for compliance with such laws. Those laws as currently in effect do not classify most of the waste produced during the provision of dialysis services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. The Company incurred disposal expenses of approximately $3,000 in 1996 for hazardous and non-hazardous medical wastes.

         In its role as owner and/or operator of properties or facilities, the Company may be subject to liability for investigation and remedying any hazardous substances that have come to be located on the property, including any such substances that may have migrated from, or emitted, discharged, leaked, escaped or been transported from the property. The handling, use, storage, transportation, disposal and/or discharge of hazardous materials may result in damage to individuals, property or the environment, may interrupt operations and/or increase their costs may result in legal liability, damages, injunctions or fines, may result in investigations, administrative proceedings, penalties or other governmental agency actions, and may not be covered by insurance. There can be no assurance that the Company will not encounter such risks in the future, and such risks may result in material adverse consequences to the operations or financial condition of the Company.

         At the present time, the Company is not aware of any pending or threatened claim, investigation or enforcement action regarding such environmental issues that, if determined adversely to the Company, would have material adverse consequences.

         The Company believes that it is in substantial compliance with all applicable environmental regulatory requirements, and is not aware of any noncompliance with applicable environmental regulatory requirements which could have a material adverse effect upon the Company.

         The Company is also subject to state and federal laws, including OSHA, relating to occupational safety and health standards designed to protect the Company's employees and clients. OSHA regulations require employers of workers who are occupationally exposed to blood or other potentially infectious materials to provide those workers with certain prescribed protections against blood borne pathogens. The regulatory requirements apply to all health care centers, including dialysis centers. The regulations require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and maintain a written exposure control plan. In addition, employers are required to provide hepatitis B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls.

         The Company is subject to a wide variety of other federal, state and local environmental laws and regulations. Among the types of general regulatory requirements faced by health care providers are: air and water quality control requirements; waste management requirements; specific regulatory requirements applicable to asbestos, polychlorinated biphenyls, and radioactive substances; requirements for providing notice to employees and members of the public about hazardous materials and wastes; and certain other requirements.

     HEALTH CARE REFORM

         There are several health care reform proposals which have been discussed by the United States Congress. These proposals are for the most part designed to contain health care costs and to improve access to medical service for uninsured individuals. The proposals included cutbacks to certain Medicare and Medicaid programs, and steps to permit greater flexibility in the administration of Medicaid. They also include limitations on spending for health care benefits, price controls and the creation of large purchasing groups. Legislation incorporating such recommendations, if enacted, could, among other things, restrict the Company's ability and flexibility to raise prices. It is uncertain at this time what legislation on health care reform will ultimately be implemented or whether other changes in the administration or interpretation of governmental health care programs will occur. The Company anticipates that federal and state legislatures will continue to review and assess the proposals and alternative health care systems and payment methodologies. A bill is currently pending in the United States Senate which, if adopted, would, among other things, cap the amount of fees which can be received for medical services by, and extends the federal prohibition against physician referrals to, an entity which provides home infusion therapy services. The Company is unable to predict the ultimate impact of any federal or state restructuring of the health care system, but such changes could have a material adverse impact on the operations, financial condition and prospects of the Company.

COMPETITION

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

CERTAIN TAX MATTERS

         A substantial number of nurses who provide services on behalf of the Company and on behalf of UMDC and NNF are not employed as employees by the Company and are treated by the Company as independent contractors for purposes of federal and state tax laws. The Company is aware that the Internal Revenue Service (the "IRS") recently considered the status of nurses providing services through a specific nurse registry and concluded that the nurses in that case were employees and not independent contractors of the nurse registry. The Company believes that the relationship between its nurse registry and the nurses providing services through the nurse registry and the relationship among the consulting customers and the nurses providing services through the consulting customers are distinguishable from the case considered by the IRS. Further, even if the nurses were considered to be employees of the Company or the consulting customers, the Company believes it and the consulting customers would be entitled to relief provisions which would permit the Company to continue treating the nurses as independent contractors for tax and other purposes. In addition, if the Company or the consulting customers must pay additional taxes as a result of a tax assessment arising from this issue, other federal provisions may reduce the overall liability if the Company or the consulting customers, respectively, can show that it did not intentionally disregard the requirements to deduct and withhold income or FICA taxes. However, in the event the IRS or certain other federal or state governmental agencies were to determine that the nurses are in fact employees of the Company or the consulting customers, the Company or the consulting customers could incur liability for unpaid social security, unemployment, withholding, and state and local taxes. Further, reclassification of the nurses could result in the disqualification of, or increased expense to the Company's or the consulting customer's pension plans, health insurance programs and other benefit arrangements and the entitlement of certain workers to a range of employee rights under federal and state laws.

EMPLOYEES

         As of March 3, 1997, the Company had 34 full-time and 20 part-time employees, of which 18 persons were employed as the Company's corporate staff. In addition, the Company uses the services of a substantial number of nursing independent contractors. No employees are covered by collective bargaining agreements, and the Company considers its employee relations to be good.

LIABILITY INSURANCE

         The Company carries property, general liability and professional liability insurance in amounts and coverage deemed adequate by management. However, there can be no assurance that any future claims will not exceed applicable insurance coverage. Furthermore, no assurance can be given that professional liability and other liability insurance will continue to be available at a reasonable cost or that the nurses or Medical Directors will be able to maintain adequate levels of malpractice insurance and other liability insurance in the future. Medical Directors and nurses acting as independent contractors for the Company maintain their own malpractice insurance.

ITEM 2.    PROPERTIES

         The Company's corporate headquarters currently consists of 5,000 square feet of leased office space located in Florham Park, New Jersey. The lease provides for a base annual rent of approximately $82,000, expires March 31, 1999 and is renewable for an additional five-year term. The Company's New York subsidiaries occupy two offices located in Bayside, New York, under leases expiring in June 1997.

         The Company's Training Center in Linden, New Jersey occupies approximately 1,500 square feet pursuant to a lease which provides for an annual rent of approximately $30,000. The lease has a term of 5 years, expiring November 30, 1999.

         The Company has assumed the obligations of LDL under a lease for 3,900 square feet previously used by LDL as office and warehouse space located in East Hanover, New Jersey at a rate of $37,225 per annum, plus 39% of all utilities for the entire premises which includes the leased space. The term of the lease, which expires July 1, 1998, may be extended at the option of the Company for two additional five year terms. The premises are currently used by the Company for warehouse space and for RMI.

         The Company has guaranteed payment under a lease entered into by CDBI for its In-Center Facility for approximately 9,500 square feet in the Bronx, New York. The lease provides for an initial monthly rent of approximately $11,534 and has a term of fifteen years. The Company has also guaranteed the obligations of UMDC under the terms of its operating lease. See "Consulting Services and Subcontracting."

ITEM 3.    LEGAL PROCEEDINGS

         The former shareholders of LDL brought an action against the Company seeking an accounting of the operations of LDL following the acquisition of LDL by the Company. Under the terms of the LDL Agreement, the former shareholders of LDL were entitled to receive additional payments up to a maximum of $135,000, based upon the actual collection of certain accounts receivable and the profits, if any, of LDL and CCIS on a combined basis. The Company vigorously disputed the plaintiffs' claims and asserted counterclaims against the plaintiffs alleging breach of contract, misrepresentation, fraud and conversion, and seeking compensatory damages or recision and punitive damages in connection with the sale of LDL. In January 1997, in connection with a settlement among the parties, all actions relating to LDL were dismissed with prejudice. The Company is not currently a party to any other material pending legal proceeding.

         Many aspects of the business of the Company and its subsidiaries involve risks of potential liability. The Company and its subsidiaries and affiliates are subject to actions by patients and employees in the normal course of the Company's and the subsidiaries' respective businesses, including actions grounded in personal injury. Further, the Company and its subsidiaries may, from time to time, be involved in proceedings with, and investigations by, governmental agencies relating to licensure and to the federal, state and local laws, rules and regulations under which the Company and its subsidiaries operate. Management believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.


PART II

ITEM 5.    MARKET FOR COMPANY COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock (CCCI) and the Company's Common Stock Purchase Warrants (CCCIW) and the Company's units, each comprised of one share of Common Stock and one Common Stock Purchase Warrant, (CCCIU) are traded in the NASDAQ national market system. There are approximately 19 holders of record of the Company's common stock as of February 25, 1997. The following table sets forth the closing high and low bids for each of the securities for each quarter since following the quarter ended June 30, 1995. The figures set forth below were obtained from the National Association of Securities Dealers (NASD) "Monthly Statistical Report".


                                         COMMON STOCK                 WARRANTS                 UNITS
THREE MONTHS ENDED                          (CCCI)                    (CCCIW)                 (CCCIU)

                                     High           Low         High          Low       High           Low
December 31, 1996                    3-3/8          1-7/16      11/32         3/16      3-3/8          1-3/8
September 30, 1996                   4              2             1/2         1/4       4-1/8          2-1/16
June 30, 1996                        4-1/8          3-7/8         1/2         3/8       4-1/2          4-1/8
March 31, 1996                       4-1/8          3-1/4         1/2         1/4       4-1/2          3-1/2
December 31, 1995                    5              3-1/4         3/4         1/4       5-3/4          3-1/2
September 30, 1995                   5-1/2          4-1/2       1             3/8       6              5


         As of February 12, 1997, the date immediately prior to the public announcement of the execution of the Purchase Agreement, the average of the high and low bid prices for the Company's common stock, common stock purchase warrants and units were $1.38, $0.14 and $1.31 respectively. As of March 3, 1997, the average of the high and low bid prices of the Company's common stock, common stock purchase warrants and units were $1.50, $0.12 and $1.62 respectively. The prices shown reflect interdealer quotations without adjustment for retail mark-up, mark-down or commission and may not represent actual transactions. The Company has paid no cash or stock dividends since its inception. The Company's securities are subject to delisting from trading by NASDAQ in the event the Transaction is consummated. See "The Transaction - Certain Post Closing Risks".

         As of October 3, 1996, the Company issued warrants (the "Josephthal Warrant") to purchase up to 100,000 shares of Common Stock to Josephthal and to certain of its employees. The Josephthal Warrants are exercisable during the period ending September 30, 2001 at a price of $3.00 per share of Common Stock. Holders of the Josephthal Warrants are entitled to certain "piggy back" registration rights with respect to the Common Stock underlying the Josephthal Warrant.

         In 1997, the Company also issued warrants to a public relations firm (the "PR Warrant") and to an outside legal firm (the "Firm Warrant") pursuant to commitments made in 1996. The PR Warrant entitles the holder to purchase up to 50,000 shares of Common Stock at a price of $4.25 per share and the Firm Warrant entitles the holder to purchase up to 60,000 shares of Common Stock at a price of $3.00 per share. Each of the PR Warrants and the Firm Warrants are exercisable during the period ended December 31, 2001 and holders of each are entitled to certain "piggy back" regulation rights with respect to the Common Stock underlying the Warrants.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS.

        This Annual Report on Form 10-KSB, including this Item, contains "forward-looking statements" within the meaning of the Private Securities Ligitation Reform Act of 1995. The Company's actual results could differ materially from the results anticipated in such forward-looking statements as a result of known and unknown risks, uncertainties and other factors. Certain factors which could cause actual results to differ and which are known to the Company are set forth in this Item, as well as under "Item 1. Business."

RESULTS OF OPERATIONS

         Year Ended December 31, 1996 Compared With Year Ended December 31,
1995.

     NET PATIENT REVENUES

         Net patient revenues of the Company are derived from providing equipment and supplies to patients (52% for 1996 and 60% for 1995) and services (48% for 1996 and 40% for 1995), which services consist of contract nursing services, and dialysis treatments provided by the Company's Training Facility in Linden, New Jersey and, in 1995, by the Company's former New Jersey in-center facility. In 1996 and 1995, 30% and 33%, respectively, of the Company's cash receipts were received under the Medicare program, while approximately 70% and 67%, respectively, of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

         The Company anticipates that Medicare payments will continue to be a major source of revenue. The reimbursement rates for dialysis treatments and for Epogen, a dialysis medication, are separately determined by Medicare and are subject to change from time to time. The Medicare reimbursement rate for dialysis treatments per month per patient was $1,193 in both 1996 and 1995. The success of the Company is also dependent upon such factors as substantial government regulation and the ability to grow and be profitable in a highly competitive industry.

         The market for patients and referral sources in the dialysis business is highly competitive. The Company competes with many health care providers ranging in size from single location in-center facilities and small home health care providers to regional and national companies, and may face additional competition from others that may decide to enter into business in the geographic areas served by the Company. Many of the Company's competitors have substantially greater financial resources than the Company. In addition, the Company faces competition from other health care providers seeking acquisition candidates of the type and size which are or may in the future be sought by the Company. During 1995 and 1996, the number of patients served by the Company decreased. The Company believes that the loss of patients has resulted primarily from the wind down and termination of relationships between the Company and certain physicians, which relationships the Company believes may not have complied with Stark II. Further, current regulations limit the range of arrangements which can be entered into between dialysis companies, such as the Company and referring physicians. Consequently, the Company believes that more physicians are retaining more services, rather than referring those services to third party providers, and are entering into arrangements with larger consolidators in the industry who are exempt from Stark II, have greater financial stability and perceived longevity or who are otherwise able to offer more benefits. If these trends continue, the Company's future business may be materially adversely affected.

         Net patient revenues were $5,751,896 in 1996 as compared with $8,232,389 in 1995. The decrease of $2,480,493 is attributable to a number of factors. In addition to the overall decrease in patient census discussed above, sales to consulting customers were lower by $682,424 for 1996 as compared to 1995. As a result of the sale of the Company's New Jersey in-center facility in March 1996, sales decreased by $1,198,290 in 1996 as compared to 1995. In addition, there were no net patient revenues related to the Company's infusion services business for 1996 as compared to $292,269 for 1995 as a result of the termination of that business in June 1995. Reductions in the Company's former southern New Jersey equipment and supplies revenues of $423,614 and New York sales of equipment and supplies of $658,689 were partially offset by $411,011 in revenues due to the full year operation of the Company's Linden Training Facility which opened in late 1995, revenues of $336,604 relating to the Company's new Renal Management, Inc. subsidiary and $240,000 in consulting fees pertaining to the Bronx Facility.

         The Company provides certain services in New York through consulting, administrative, or subcontracting service arrangements with Consulting Customers in New York. The Consulting Customers are partially or 100% owned by the Certain Executive Officers. In addition, during 1996, the Company was the assignee of the Bronx Facility Agreement between Alpha and the Bronx Facility. The Bronx Facility Agreement provides that for an annual consulting fee of $240,000, the Company, as assignee, provides various administrative and consulting services to the Bronx Facility. The Company has also provided equipment and supplies to the Bronx Facility under the agreement at the Company's listed cost for the equipment and supplies. The $240,000 consulting fee is expressly subordinated to the payment of operating expenses of the Bronx Facility arising after April 16, 1993. The obligations of NNF under the Bronx Facility Agreement are expected to be assumed by Alpha upon Alpha's purchase of the Bronx Facility's assets. Effective August 1994, the Company entered into an agreement to provide administrative and consulting services to UMDC for a monthly fee of $33,333. The agreement with UMDC similarly provides for reimbursement to the Company for services rendered and for its direct costs of equipment and supplies. The UMDC agreement was automatically renewed in 1995, extends for a period of two years and is automatically renewable for successive two year periods unless either party decides to terminate. The Company also has a consulting and services agreement with CDBI. The agreement has a term of two years and is automatically renewable for successive two year periods unless terminated by either party. The CDBI Agreement provides for payments of $20,000 per month. During 1996, the Company recorded $240,000 in consulting fees for services provided to the Bronx Facility. No other consulting fees have been recorded due to realization uncertainties, nor are such fees anticipated to be recorded in

1997 unless the sale of assets discussed below in the Liquidity and Capital Resources section is consummated. No assurance can be given that UMDC or CDBI will not require additional cash advances in 1997. A requirement to provide additional funding could have a material adverse effect on the Company.

         The Company established a new subsidiary, Renal Management, Inc. ("RMI"), to expand the scope of the Company's services and enable it to be more directly involved in renal disease state management and nephrology practice management. RMI intends to contract with third parties to provide care to renal patients and to manage the overall care of renal patients for others. During the second quarter of 1996, RMI prepared and submitted a proposal to the Health Care Financing Administration ("HCFA") End Stage Renal Disease Managed Care Demonstration Project ("Demonstration Project") on behalf of four New Jersey healthcare entities (the "Consortium"). In the event a portion of the project was awarded by HCFA to the Consortium, RMI expected to manage the project for the Consortium. Second quarter 1996 revenues include $336,604 billed to the Consortium by RMI at no margin pursuant to a letter agreement between the Company and the Consortium. In the third quarter of 1996, the Federal Department of Health and Human Services advised the Consortium that, in light of the Department's limited resources, the Department could not fund the Consortium's application. Accordingly, the Company does not expect to participate in the Demonstration Project. To date, RMI has entered into no substantive agreements to provide management services. The Company does not expect to provide additional substantive financial support for RMI. Accordingly, unless third-party financing is obtained to fund RMI's operations, as to which no assurance can be given, it is likely that the Company will terminate the business of RMI.

     COST OF GOODS SOLD/COST OF SERVICES

         Cost of goods sold was $1,322,308 or 44% of net patient revenues attributable to equipment and supplies in 1996 as compared with $2,436,298 or 49% of net patient revenues attributable to equipment and supplies in 1995. This decrease in cost of goods sold as a percentage of revenues is primarily the result of a decrease of equipment and supplies purchased by consulting customers from the Company at no margin.

         The cost of services totaled $859,499 or 31% of net patient revenues attributable to services in 1996, a reduction from $1,076,942 or 33% in 1995.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses totaled $5,183,414 or 90% of net patient revenues for 1996 as compared with $4,626,788 or 56% of net patient revenues in 1995. The net increase of $556,626 is primarily comprised of: (i) an increase in rent and other office expenses aggregating $147,294 due to the opening of the Company's Linden Training Facility; (ii) $757,015 of expenses relating to the start-up of the Company's new Renal Management, Inc. subsidiary and (iii) $225,000 of expense incurred by the Company in connection with Alpha's option to purchase the Bronx Facility, partially offset by a decrease of $424,697 due to the sale of the Company's New Jersey in-center facility.

     COST OF FAILED ACQUISITION AND DISCONTINUANCE OF INFUSION BUSINESS

         In 1995, the Company incurred substantial costs in connection with the proposed merger transaction with INS. In June 1995, the Company terminated the merger transaction with INS and incurred $242,000 costs in connection with the proposed transaction. Also in 1995, as a result of losses incurred from the operations of LDL and the outlook for the future profitability of LDL, the Company discontinued its infusion business and wrote off $285,645 of unamortized intangibles and $20,000 of pharmacy inventory.

     PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts was $379,672 for 1996 as compared with $837,770 in 1995 due primarily to a decrease in patient revenues. The provision for doubtful accounts is recorded to the extent deemed to be adequate to absorb possible losses resulting from uncollectible receivables. The Company reviews each individual account in detail to determine the collectibility of each item in the account. A reserve is established to reflect any amounts considered doubtful of collection. The calculation of doubtful accounts is based on the Company's knowledge of specific payors, past experience with the account under review and historic experience with accounts having characteristics similar to the one being reviewed. Due to the unusually long third-party reimbursement process, especially as to secondary and tertiary payors and self-pay patients, the Company often does not write off receivables for a year or more.

         As of December 31, 1996, the allowance for doubtful accounts was $517,000 as compared with $728,000 at December 31, 1995. As a percentage of receivables outstanding, such allowance was 34% at December 31, 1996, and 27% at December 31, 1995. Due to the reduction in current period revenues discussed above and aggressive collection activity, the patient accounts receivable have been significantly reduced. As a consequence, the percentage of older receivables is larger and requires a higher percentage allowance. Management is continuing to evaluate the collectibility of all accounts and believes the stated allowance as of December 31, 1996 is adequate to absorb possible losses resulting from uncollectible receivables. As of December 31, 1996, 438,290 or 44% of net receivables were greater than 90 days past due.

     DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense totaled $177,353, an increase of $14,831 or 9% from 1995.

     INTEREST INCOME, NET

         Net interest income was $68,981 in 1996 and $62,758 in 1995. Interest expense on the Company's debt obligations in both periods was more than offset by interest earned on the remaining proceeds from the sale of assets and rights in the Cape May Court House, New Jersey area. See "Liquidity and Capital Resources" and "Sale of New Jersey In-Center Facility."

     BENEFIT FOR INCOME TAXES

         The benefit for Federal income taxes was $58,345 in 1996 and $0 in 1995. The state income tax provision (benefit) was $37,930 in 1996 and ($119,000) in 1995. The effective income tax rate was (6%) and (9%) in 1996 and 1995, respectively. The 1996 effective income tax rate primarily results from state income taxes assessed related to the sale of assets and rights in the Cape May Court House, New Jersey area. Substantially all of the Company's deferred tax asset has been offset by a valuation allowance as a result of the Company's operating results. A portion of the deferred tax asset is expected to be realized as a result of the sale of assets (see Note 11 in the notes to consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

         The Company experienced a positive net cash flow of $76,099 in 1996 comprised of $1,270,882 provided from investing activities, derived primarily from the proceeds of the sale of certain southern New Jersey assets of the Company, partially offset by $1,105,408 used in operating activities and $89,375 used in financing activities.

         On July 27, 1994, the Company completed an initial public offering of equity securities (the "Offering"). The Offering was comprised of 1,610,000 units, each unit consisting of one share of common stock and one warrant. The Company received proceeds of $5,493,061, representing cash from the sale of 1,237,500 units priced at $5.75 per unit, net of underwriting discount and expenses of $903,685 and outstanding and previously paid stock issuance costs of $719,020. In 1995, an additional expense of the underwriting was settled with one vendor for $81,000. As of December 31, 1996, the Company had completed the planned use of proceeds of the Offering.

         The Company has made advances to certain affiliates and Consulting Customers. In the second quarter of 1994, a note receivable of $125,868 was created for the amount due from TechTron for costs incurred by the Company on TechTron's behalf. This note bears interest at an Internal Revenue Service imputed rate for instruments having a maturity of two or more years and otherwise without a stated interest rate. Principal and accrued interest thereon were payable on December 31, 1996. Payment was not made. The borrower has executed a new note which is due and payable on demand. During 1996 and 1995, an additional $16,000 and $15,000, respectively, was advanced to TechTron by the Company. The Company has obtained notes from TechTron for these additional advances. The notes bear interest at the rate of 8% and are payable on demand; payments on the notes are not anticipated in 1997. The notes have been guaranteed by Certain Executive Officers. Through December 31, 1996, the Company had advanced loans to the principals of UMDC aggregating $450,000 and loans to UMDC in the amount of $622,449, and had provided $875,248 of equipment and supplies to UMDC for which the Company had not yet been reimbursed. The loans bear interest at prime less 1% and remain outstanding as of December 31, 1996. There were no repayments made by UMDC during 1996. Advances and supplies and equipment in 1996 to UMDC totaled $201,000.
The Company, Certain Executive Officers and the shareholders of UMDC have guaranteed UMDC's credit facilities aggregating $2,400,000, of which approximately $1,340,000 is outstanding as of December 31, 1996. The UMDC credit facilities contain various default provisions, including the failure to pay principal or interest, failure to adhere to certain financial ratios, material adverse changes in UMDC's business and violations of healthcare laws and regulations. A default by UMDC under the provisions of the credit facilities would have a material adverse effect on the Company. Through
December 31, 1994, Alpha had funded $565,000 of the cash requirements of the Bronx Facility with funds provided from the Company. The Company loaned an additional $57,405 to Alpha to enable Alpha to meet its obligations under its agreement with the estate of the former director of the Bronx Facility. The advances were converted into loan agreements with Alpha in the amounts of $265,000 and $357,405, bearing interest of 8% and the IRS imputed rate for two-year investments, respectively. Both notes are payable in full in 1999. All notes from Alpha have been guaranteed by Certain Executive Officers. As of December 31, 1996, $205,300 was due from the Bronx facility. Total repayments made by NNF in 1996 were $957,448. Additional 1996 advances to the Bronx facility for supplies and equipment totaled $371,995.

         The Company has also advanced funds to Continental Dialysis Center of the Bronx, Inc. ("CDBI") for the construction of a new In-Center Dialysis Facility in the Bronx, New York. At December 31, 1996 and 1995, $1,176,985 and $479,437, respectively, is due from CDBI. Such amounts are reflected by promissory notes bearing interest at the rate of 8% per annum due March 19, 2001 and February 24, 2002, respectively, and are guaranteed by Certain Executive Officers.

         In 1996, cash flow was positive due to proceeds of $2,010,330 from the sale of the Company's former New Jersey In-Center Facility and certain other assets. In addition, positive cash flow resulted from (i) depreciation and amortization of $177,353; (ii) provision for doubtful accounts of $379,672; and
(iii) a decrease in accounts receivable of $568,853, partially offset by (iv) a net loss of $281,874 and (v) an increase in property and equipment of $420,455.

         On February 20, 1996, an indirect subsidiary of the Company, Courthouse Dialysis, Inc. ("Courthouse"), and a direct subsidiary of the Company, Continental Dialysis, Inc. ("CDI") signed a definitive agreement to sell substantially all of the assets of Courthouse and certain assets of CDI to Renal Treatment Centers - New Jersey, Inc. ("RTCNJ") and RTC Supply, Inc. ("Supply"), for approximately $1,360,000 and $640,000, respectively. As of March 26, 1996, the transactions were consummated. In connection with the transaction, certain directors, officers and indirect shareholders of the Company have entered into a covenant not to compete, the effect of which is to restrict the ability of the Company and its subsidiaries to compete in New Jersey within 35 miles of the Cape May Court House area for a term of seven years.

         The Company expects that the cash flow from operations and from the sale of the New Jersey In-Center Facility will be sufficient to fund its operations through 1997. In the event the Company's revenues do not increase or its costs are not substantially decreased, the Company is likely to require additional funds to continue in operation after 1997. The Company has no current commitments or arrangements for additional financing and there can be no assurance that additional financings, through bank borrowings, debt or equity financings or otherwise, will be available on acceptable terms, if at all.

         Alpha has the option ("SBKC Option") to purchase the Bronx Facility for $500,000, to be paid in five $100,000 annual installments, plus the cash requirements of the Bronx Facility and less certain offsets. In addition, Alpha was obligated to make medical director payments of $200,000 per year for five years to the former medical director and founder of the Bronx Facility (the "Employment Obligation"). Alpha agreed to exercise or not exercise the option at the sole discretion and expense of the Company. During 1996, the obligations of the Company under the SBKC Option and the Employment Obligation were settled and the option was exercised subject to regulatory approval (which was subsequently received in February, 1997). Under the terms of the Settlement, the Company placed $200,000 in escrow to be released to the estate of the former medical director upon the closing of the purchase of the Bronx Facility.

         The Company has also guaranteed leases for UMDC and Continental Dialysis Center of the Bronx, Inc. ("CDBI") for In-Center Facilities in New York City. Each has a 15-year term at an annual rental of $145,000 and $138,000, respectively.

     SUBSEQUENT EVENT

         On February 12, 1997, the Company and substantially all of its subsidiaries, other than RMI, signed a definitive agreement to sell substantially all of their operating assets to IHS of New York, Inc., a privately held company ("IHS"). In addition, Alpha and CDBI, consulting customers of the Company and wholly-owned by officers and directors of the Company, signed the definitive agreement, thereby agreeing to sell substantially all of their operating assets to IHS. UMDC, which is 50% owned by Certain Executive Officers, is a signatory to the definitive agreements but has not executed the same. The Certain Executive Officers owning 50% of UMDC have granted an option to IHS to acquire their interests in UMDC if UMDC does not approve the transaction, subject to restrictions contained in certain existing agreements.

         The purchase price for the assets to be sold, including the assets of the consulting customers, is $13,120,000. The purchase price will be allocated among the Company and the consulting customers and all amounts due from consulting customers, which total $2,872,468 as of December 31, 1996, are anticipated to be repaid at the closing of the transaction. In addition, the Company and IHS will enter into a consulting agreement pursuant to which certain officers of the Company will provide consulting services to IHS in exchange for payments to the Company aggregating $1,000,000 over the three-year term of the agreement. The Company will also enter into a five-year covenant not to compete with IHS.

         The definitive agreements are subject to approval by the shareholders of the Company. The closing of the transaction is subject to certain conditions, including without limitation, completion of due diligence by IHS, governmental approvals, completion of certain transactions involving consulting customers and the continuing accuracy of certain representations and warranties contained in the definitive agreement among the parties. In the event the transaction is not consummated, IHS is not in breach of the definitive agreement among other things, and the Company enters into a similar transaction at a higher price with a third party, the Company is obligated to pay a $500,000 break-up fee to IHS.

         The Company continues to operate in a highly competitive market and has experienced a decrease in patients served. In addition, the Company has incurred operating losses in the past nine quarters. In light of the above, management has decided to sell substantially all assets. As described above, a definitive sale agreement has been signed which would provide for realization of recorded net asset values and provide cash for the Company's operating needs. Such sale is expected to close in the second quarter of 1997. In the event such sale is not consummated, the Company may be forced to seek additional sources of financing; however, no assurance can be given that such sources will be available. The Company's 1997 operating plan contains assumptions regarding revenue and margins consistent with historical levels and planned reductions to the Company's cost structure. The achievement of the operating plan depends heavily on maintaining existing patients and the timely reduction of costs. An inability to maintain existing patients and to reduce costs could have an adverse impact on the Company's ability to fully execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. The contingency plans include consideration of the sale of assets and additional cost reductions. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations, that sufficient cost reductions can be achieved or that the Company will be able to sell assets on terms acceptable to the Company.

ITEM 7.    FINANCIAL STATEMENTS.

         The response to this item is submitted in a separate section of this report commencing on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         No change in accountants or disagreement requiring disclosure pursuant to applicable regulations took place within the Company's two most recent fiscal years or in any subsequent interim period.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(C) OF THE EXCHANGE ACT.

         The material contained in "Election of Directors" and "The Board of Directors and Executive Officers" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 1996 annual meeting of Shareholders of the Company is hereby incorporated by reference.

         In 1996, Alvin S. Trenk gifted 2,000 shares of stock, of which 1,000 shares were gifted to Steven L. Trenk's son. Each of Alvin S. Trenk and Steven
L. Trenk, who are directors, officers and beneficial owners of more than 10% of the Common Stock failed to timely file Form 5's with respect to the transaction. No other directors, officers or beneficial owners of more than ten (10%) percent of the Company's registered securities during the fiscal year ended December
31, 1996 failed to file the reports pursuant to Section 16.

ITEM 10.  EXECUTIVE COMPENSATION

         The material contained in "Executive Compensation" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 1997 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The material contained in "Security Ownership of Certain Beneficial Owners," "Election of Directors," and "The Board of Directors and Executive Officers" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 1997 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 1996 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

                  The exhibits that are filed with this report, or that are incorporated herein by reference, are set forth in the Exhibit Index beginning on page E-1.

            (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.

                          CONTINENTAL CHOICE CARE, INC.

                          INDEX TO FINANCIAL STATEMENTS

                      ------------------------------------


                                                                            PAGE


Report of Independent Public Accountants...................................  F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1996 and
     1995..................................................................  F-3

     Consolidated Statements of Operations and Retained Earnings
     (Accumulated Deficit) for the Years Ended December 31,
     1996 and 1995 ........................................................  F-4

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996 and 1995............................................  F-5

Notes to Consolidated Financial Statements.................................  F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors of
Continental Choice Care, Inc.:


         We have audited the accompanying consolidated balance sheets of Continental Choice Care, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and retained earnings (accumulated deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Choice Care, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                              ARTHUR ANDERSEN LLP



Roseland, New Jersey
February 28, 1997

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995


ASSETS                                                                                1996                 1995
                                                                                   ----------          -----------
Current Assets:
Cash including restricted cash of $200,000 at December 31, 1996 ................   $1,418,054          $1,341,955
Accounts receivable, less allowance for doubtful accounts of $517,000
    in 1996 and $728,000 in 1995................................................      989,363           1,937,888
Supplies inventories............................................................       52,028              57,134
Deferred tax asset..............................................................      125,000             112,670
Other current assets ...........................................................      129,163             102,466
                                                                                 ------------       -------------
   Total current assets ........................................................    2,713,608           3,552,113
Amounts due from affiliates ....................................................      779,273             763,273
Amounts due from consulting customers ..........................................    2,872,468           2,553,475
Property and equipment, at cost, less accumulated depreciation .................      691,237             615,698
Other assets ...................................................................       57,907              10,477
                                                                                -------------       -------------
                                                                                   $7,114,493          $7,495,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable..............................................................     $1,408,939          $1,444,461
Accrued expenses .............................................................        611,344             593,003
Current portion of notes payable and obligations under
   capital leases.............................................................         57,643              43,082
Income taxes payable..........................................................         48,939              20,000
                                                                                -------------     ---------------
   Total current liabilities .................................................      2,126,865           2,100,546
                                                                                  -----------       -------------
Notes payable and obligations under capital leases,
   less current portion ......................................................         64,319              83,148
Deferred income taxes and other liabilities...................................            -0-             106,159
                                                                              -----------------      ------------
                                                                                       64,319             189,307
                                                                                -------------        ------------
 Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding......       ---                 ---
Common stock, no par value, 10,000,000 shares authorized,
 3,237,500 shares issued and outstanding at December 31, 1996
   and 1995...................................................................     5,464,061            5,414,061
Paid-in capital...............................................................           500                  500
Accumulated deficit...........................................................      (541,252)            (209,378)
                                                                                 ------------        -------------
Total stockholders' equity....................................................     4,923,309            5,205,183
                                                                                 -----------          -----------
                                                                                  $7,114,493           $7,495,036
                                                                                  ===========          ==========

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                         1996               1995
                                                                                      ----------        --------
Net Patient Revenues:
   Equipment and supplies..................................................          $2,993,675         $4,963,824
   Services................................................................           2,758,221          3,268,565
                                                                                    -----------       ------------

         Total net patient revenues .......................................          5,751,896           8,232,389
                                                                                    -----------       ------------

Costs and Expenses:
   Cost of goods sold .....................................................           1,322,308          2,436,298
   Cost of services .......................................................             859,499          1,076,942
   Provision for doubtful accounts ........................................             379,672            837,770
   Selling, general and administrative ....................................           5,183,414         4 ,626,788
   Cost of failed acquisition and discontinuance
      of infusion business.................................................                 -0-            547,976
   Depreciation and amortization...........................................             177,353            162,522
   Interest income, net....................................................             (68,981)           (62,758)
                                                                                    ------------     --------------
         Total costs and expenses..........................................           7,853,265          9,625,538
                                                                                    -----------       ------------
Loss from operations.......................................................          (2,101,369)        (1,393,149)
Gain on sale of former New Jersey in-center
   facility and certain other assets.......................................           1,749,080               - 0-
                                                                                   ------------        ------------
Loss before income taxes...................................................            (352,289)        (1,393,149)
Benefit for income taxes...................................................             (20,415)          (119,217)
                                                                                   -------------     --------------
         Net loss .........................................................         $  (331,874)       $(1,273,932)
Retained Earnings (Accumulated Deficit), beginning of year.................            (209,378)          1,064,554
                                                                                   -------------     --------------
Accumulated Deficit, end of year...........................................         $  (541,252)      $   (209,378)
                                                                                    ============      =============
Net loss per share.........................................................         $      (.10)      $       (.39)
                                                                                    ============      =============
Weighted average number of shares
    outstanding............................................................           3,237,500          3,237,500
                                                                                    ============      ============


 The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                       1996               1995
                                                                                    ----------         -----------
Cash Flows From Operating Activities:
   Net loss ..................................................................       $(331,874)       $ (1,273,932)
   Adjustments to reconcile net loss to net cash
   used in operating activities --
     Depreciation and amortization............................................         177,353             162,522
     Provision for doubtful accounts..........................................         379,672             837,770
     Expense related to warrants .............................................          50,000                 -0-
     Gain on sale of former New Jersey in-center
        facility and certain other assets.....................................      (1,749,080)                -0-
     Write-off unamortized pharmacy and goodwill intangibles .................              -0-            285,645
     Decrease in deferred taxes, net..........................................        (118,489)            (66,511)
     Decrease (increase) in accounts receivable...............................         568,853            (307,070)
     Decrease in supplies inventories.........................................           5,106              46,988
     (Increase) decrease in other assets......................................         (82,707)             78,224
     Increase in amounts due from affiliates .................................         (16,000)            (23,800)
     Decrease in accounts payable.............................................         (35,522)           (442,305)
     Increase in accrued expenses.............................................          18,341             264,184
     Increase (decrease) in income taxes payable..............................          28,939             (10,492)
                                                                                  -------------        ------------
       Net cash used in operating activities..................................      (1,105,408)           (448,777)
                                                                                    -----------        ------------
Cash Flows From Investing Activities:
     Proceeds from sale of former New Jersey in-center
       facility and certain other assets......................................       2,010,330                 -0-
     Amounts loaned or advanced to consulting customers.......................      (1,276,441)         (1,877,415)
     Amounts repaid by consulting customers  .................................         957,448           1,906,736
     Purchases of property and equipment......................................        (420,455)           (257,228)
                                                                                   ------------        ------------
       Net cash provided by (used in) investing activities....................       1,270,882            (227,907)
                                                                                   ------------        ------------
Cash Flows From Financing Activities:
     Additional costs of 1994 public stock offering...........................             -0-             (81,000)
     Principal payments on notes payable and obligations under capital leases.         (89,375)            (69,611)
                                                                                  -------------        ------------
       Net cash used in financing activities..................................         (89,375)           (150,611)
                                                                                  -------------        ------------
     Net increase (decrease) in cash..........................................          76,099            (827,295)
     Cash, beginning of year..................................................       1,341,955           2,169,250
                                                                                  -------------        -----------
     Cash, end of year........................................................    $  1,418,054          $1,341,955
                                                                                  =============        ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for income taxes................................. $        64,850       $       7,781
   Cash paid during the year for interest.....................................           5,385               4,289



 The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   NATURE OF BUSINESS AND REORGANIZATION:

         Continental Choice Care, Inc. was formed on December 27, 1993 in connection with the reorganization of the health care related subsidiaries and affiliates of TechTron, Inc. ("TechTron"). The health care related subsidiaries and affiliates of TechTron were reorganized as subsidiaries of Continental Choice Care, Inc. with the assets and liabilities transferred being accounted for in a manner similar to that of a pooling of interests. Continental Choice Care, Inc. and subsidiaries are herein referred to as the Company.

         The Company is primarily engaged in the business of providing dialysis related services, training, equipment and supplies to patients at home, in prisons and in hospitals. The Company also provides acute dialysis nursing services and administrative services. The Company operates primarily in New Jersey and New York. The above activities are performed through the following wholly-owned subsidiaries --

                        Continental Dialysis, Inc. (CDI)
              Courthouse Dialysis, Inc. (Courthouse) (See Note 10)
                          Dialysis Staffing, Inc. (DSI)
                   Choice Care Infusion Services, Inc. (CCIS)
                             Choice Care, Inc. (CCI)
                  Continental Dialysis, Inc. of Linden (Linden)
                    Renal Management, Inc. (RMI) (80% owned)

         Substantially all of the Company's revenues are dependent upon reimbursement from third party payors, including the Medicare and Medicaid programs and commercial insurance companies. Such third party payors maintain standards which providers must satisfy to remain eligible for participation and reimbursement; thus the Company's future operating results are dependent on its ability to remain eligible for participation in such third party payor programs. A significant portion of the Company's patients are covered by Medicare under the End Stage Renal Disease Program ("ESRD"). This program began in 1973 through legislation which extended benefits to qualifying individuals with permanent kidney failure at rates set from time to time by the government. In general, the Company is reimbursed by Medicare at 80% of an allowed rate established by the government for the services rendered in connection with ESRD. The patient or third party insurance company is responsible for the remaining 20% of the fee in these cases. Any change in these regulations or reimbursement could have a significant impact on the Company's operations. In addition, the continuing efforts of third party payors to contain or reduce health care costs by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing could have a material adverse impact on the Company's operations. The Company's operations and cash flows are dependent upon the rate and timeliness of payment for patient services from third party payors. In 1996 and 1995, approximately 30% and 33% of the

Company's cash receipts were received under the Medicare program, while approximately 70% and 67%, respectively, of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

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

         Certain of the current and proposed nursing operations of the Company are also subject to state employment agency and/or home health agency licensure. In 1994, the Company concluded that its engagement of all professional personnel in connection with the performance of its agreements with the Bronx Facility may not have been conducted in compliance with the New York State prohibition of the corporate practice of a profession. The Company in 1994 also concluded that its nursing business in New Jersey and New York may not have been conducted in compliance with its existing licenses and that additional licenses may be required in each state. The Company has obtained all additional appropriate licenses. As a result of the Company's efforts to ensure current and future compliance with applicable licensing requirements, the Company modified certain aspects of its nursing services in New Jersey. Further, in New York, pending receipt of additional appropriate licenses with respect to in-home nursing services which were obtained in 1996, the Company amended its long term and acute care nursing agreements to comply with New York law. Prior to receipt of appropriate licensure in New York, the Company arranged for the Bronx Facility to provide all New York home-based nursing services previously provided by the Company. Accordingly, in 1996 and 1995, the Company generated no revenue from providing in-home nursing services in New York. Further, among other things, the Company could be subject to fines if found to have been in violation of the prohibition on the corporate practice of professions and the revocation of its nurse registry licenses with respect to its violations relating to its nursing services. Since receiving its home care services license from the State of New York, the Company, in 1997, commenced providing nursing services under the licenses to certain patients previously serviced by the Company's nurse registry. In addition, upon demand by a claimant, the Company would be required to rebate that portion of the nurse registry placement fees which have heretofore been collected from the claimant which are in excess of the amounts permitted to be paid under New York law. Management believes that the maximum amount which the Company could be required to pay to private claimants in connection with violations which may have arisen from its nursing operations in New York is approximately $209,500. There can be no assurance that the Company will not be obligated to further change its practices or that it will not be materially adversely affected as a result of a review or challenge to its past or present practices under these statutory provisions. In the event the Company is required to repay all excess placement fees collected by it, the financial condition of the Company could be materially adversely affected. Management believes, except for the potential impact on nursing revenues noted above, the foregoing will not have a material adverse effect on the Company.

         The Company is dependent upon the referrals of patients for treatment by physicians practicing in communities served by the Company. A limited number of physicians account for a significant portion of the Company's patient referral base. The loss of key referring physicians could have a material adverse impact on the Company's operations.

         Certain Federal legislation, including legislation known as the Stark II Amendment, which became effective January 1, 1995, restricts or prohibits certain referrals to entities in which physicians have financial relationships, as well as certain other referral practices. This is applicable to certain of the Company's arrangements with referring physicians including some of the Company's medical directors. The Company's medical directors are a significant source of the Company's patient referrals and revenues. The Company is currently seeking other arrangements with parties other than physicians to obtain alternate sources of referrals. As a result of the enactment of Stark II, the Company terminated several of its physician relationships, resulting in a decrease in patient census. The Company's inability to continue to receive sufficient patient referrals from its current medical directors could have a material adverse impact on the Company's operations.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

         USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         PATIENT REVENUE AND ALLOWANCES -- Patient revenue is recorded as supplies are delivered or services are rendered. Provisions for discounts, including third party contractual adjustments, are recorded as a charge against patient revenue. Payments to the Company under the Medicare, Medicaid and other programs are based upon a predetermined specific fee per treatment.

         The Company does not believe there are any significant credit risks with receivables from Medicare and Medicaid. The allowance for doubtful accounts consists of management's estimate of amounts that may prove uncollectible from commercial insurers or patients. Actual results could differ from these estimates. The Company records a provision for doubtful accounts as the difference between the normal selling price less discounts and the estimated amount of cash to be collected.

         SUPPLIES INVENTORIES -- Supplies inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist primarily of dialysis supplies.

         PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost and depreciation is provided using the straight line method over the shorter of the useful lives or lease term for leasehold improvements (five to ten years). Costs of maintenance and repairs are charged to expense as incurred.

         The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the unamortized balance of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.

         INTANGIBLE ASSETS -- Intangible assets are recorded at cost and are amortized on a straight line basis over five to ten years. Amortization expense was $8,468 and $44,884 in 1996 and 1995, respectively. As of December 31, 1996, the Company had intangible assets of $4,737 representing organizational costs incurred in establishing RMI.

         As a result of a change in strategic business direction and a review to assess recoverability from estimated future results of operations and cash flows, the unamortized goodwill, pharmacy license and organization costs arising from the acquisition of LDL Med Corp. (See Note 9), were written off in 1995.

         INCOME TAXES -- The Company and its subsidiaries file a consolidated Federal income tax return. The Company and each subsidiary file separate state income tax returns. Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and tax basis of assets and liabilities.

         LOSS PER SHARE -- Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. The impact of common stock equivalents is antidilutive and thus is not included in the calculation of earnings per share for 1996 and 1995.

         STOCK-BASED COMPENSATION -- Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net loss and loss per share are provided as if the fair value method had been applied.

         RECLASSIFICATION -- Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation.

(3)   PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following as of December 31, 1996 and 1995:

                                                                                  1996            1995
                                                                                  ----            ----
     Furniture and fixtures....................................             $    83,486          $  98,708
     Dialysis equipment........................................                 642,030            458,687
     Office and other equipment................................                 266,388            193,829
     Leasehold improvements....................................                 123,909            226,112
                                                                            -----------          ---------
                                                                              1,115,813            977,336
     Less -- Accumulated depreciation
        and amortization.......................................                (424,576)          (361,638)
                                                                            -----------         ----------

                                                                            $   691,237          $ 615,698
                                                                            ===========         ==========

         Included in the above amounts is $151,680 of assets held under capital leases as of December 31, 1996. Depreciation expense was $168,885 and $117,638 in 1996 and 1995, respectively.

(4)  NOTE PAYABLE:

         During 1996, the Company financed a Directors and Officers Insurance policy aggregating $49,255. The note required an initial payment of $9,500 and the remaining balance of $39,755 to be payable over nine months with an interest rate of 10.95%. Monthly principal and interest payments aggregate $4,417. Principal maturities, including the initial payment, aggregated $30,227 in 1996. Interest expense totalled $1,359 in 1996.

(5)    INCOME TAXES:

         The provision (benefit) for income taxes for the years ended December 31, 1996 and 1995 consists of the following:

                                                                               1996                1995
                                                                               ----                ----
Current:
State and local.......................................................       $41,000           $    20,000

Deferred:
Federal...............................................................       (58,345)                ---
State and local.......................................................        (3,070)             (139,217)
                                                                              -------             ---------
                                                                            $(20,415)            $(119,217)

         Included in the deferred state and local tax benefit for 1995 is the reversal of a $127,000 liability, no longer deemed necessary by the Company.

         At December 1996 and 1995, the Company had a current deferred tax asset of $847,000 and $1,109,000, and a noncurrent deferred tax liability of $0 and $72,000, respectively. The deferred tax asset is netted by a valuation allowance of $722,000 and $996,000, respectively as of December 1996 and 1995. The deferred tax asset is primarily related to the allowance for doubtful accounts of $188,000 and $297,000 as of December 31, 1996 and 1995 and net operating loss carryforwards of $682,000 and $812,000 as of December 31, 1996 and 1995, while the deferred tax liability is primarily related to depreciation and amortization.

         Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards and the timing of the reversal of other temporary differences. Although realization is not assured, management believes it is more likely than not, that a portion of the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if the asset sale discussed in Note 11 is not consummated or estimates of future taxable income during the carryforward period are reduced.

         The following is a reconciliation of the statutory Federal income tax rate to the effective rate as a percentage of income before provision for income taxes as reported in the consolidated financial statements for the years ended December 31, 1996 and 1995:

                                                                                1996                     1995
                                                                              --------                 ------

U.S. Federal income tax rate ..........................................        (35%)                    (35%)
State income taxes, net of Federal
  tax benefit..........................................................          7                        1
Reversal of state tax reserve..........................................         ---                      (9)
Non-deductible expenses ...............................................          8                        3
Net operating loss for which no tax benefit
   is currently available..............................................         14                       31
                                                                               ----------               ----
Effective income tax rate .............................................         (6%)                     (9%)
                                                                              ========                  ======

(6)   RELATED PARTY TRANSACTIONS:

         The Company has obtained a $125,868 note from TechTron for expenses of TechTron paid for by the Company. The note bears interest at the rate imputed by the Internal Revenue Service for instruments having a maturity of two or more years and without a stated interest rate. The principal and accrued interest thereon were due on December 31, 1996; however, a new note was executed which is payable on demand. During 1996 and 1995, an additional $16,000 and $15,000, respectively, was advanced to TechTron by the Company. The Company has obtained notes from TechTron for these additional advances. The notes bear interest at the rate of 8% and are payable on demand. All notes have been guaranteed by the Company's Chairman, President and Corporate Medical Director ("Certain Executive Officers").

         In 1996, Alpha Administration Corp. ("Alpha"), an entity owned by Certain Executive Officers, entered into an Agreement for Purchase of Assets ("Purchase Agreement") with National Nephrology Foundation ("NNF"), an Amended Employment Agreement with the Estate of Norman Deane, M.D., the former medical director of a New York free-standing dialysis in-center known as the "Bronx Facility" (the "Estate"), and certain related agreements. The new agreements superseded the agreements previously in effect between and among Alpha, NNF and the Estate. Under the terms of the Purchase Agreement, NNF agreed to sell to Alpha substantially all of the assets of the Bronx Facility, including accounts receivable and cash. The purchase price is equal to $650,000 previously paid to NNF in respect of the Bronx Facility plus an amount not in excess of $95,000 to pay certain expenses of NNF plus the waiver of certain fees due Alpha and to the Company to the extent such fees exceed the cash available to NNF for the operations of the Bronx Facility. Alpha also agreed to assume certain operating liabilities of the Bronx Facility. Alpha obtained the right to be paid its accrued and current fees under the Consulting and Service Agreement with NNF on an unsubordinated basis to the extent of available cash of the Bronx Facility. The closing of the asset purchase transaction was subject to certain conditions, including the approval of the Attorney General of the State of New York and final approval of the New York Department of Health. Such approvals were received in February 1997. Upon execution of the agreement, NNF paid $310,000 to reduce its outstanding liabilities to the Company. Under the terms of the Amended Employment Agreement, the parties agreed to settle all amounts outstanding under the original employment agreement with Dr. Deane for the sum of $225,000, $25,000 of which was paid to the Estate upon the execution of the Amended Employment Agreement and the remainder of which is held in escrow. Such amount was funded by the Company and expensed in the fourth quarter of 1996 in anticipation of release of the escrowed funds upon the closing of the transaction contemplated by the Purchase Agreement. Alpha expects the closing of the transaction to occur in March 1997.

         Through December 31, 1994, the Company had advanced Alpha $565,000 required to fund the cash requirements, as defined, of the Bronx Facility, plus an additional $57,405, and has included these amounts in due from affiliates as of December 31, 1995 and 1996. Notes due from Alpha as of December 31, 1996, in the amounts of $265,000 and $357,405, bear interest at 8% and the IRS imputed rate for two-year investments, respectively. Both are payable in 1999 and are guaranteed by Alpha's shareholders (the Company's Chairman, President and Corporate Medical Director).

          The Company and Alpha have entered into a consulting and services agreement. This agreement is essentially identical to the Company's agreement with the Bronx Facility. The Bronx Facility agreement entitles the Company to $240,000 per year for services rendered. As of December 31, 1996 and 1995, $205,300 and $550,754 respectively, was due from the Bronx Facility and is included in amounts due from consulting customers in the accompanying consolidated balance sheets. The 1995 amount is net of certain transactions not recorded due to realization uncertainties. During 1996, the Company recorded $240,000 in consulting fees for services provided to the Bronx Facility.

         The Company, as well as Certain Executive Officers have guaranteed an aggregate of $2,400,000 of bank credit facilities of the Upper Manhattan Dialysis Center ("UMDC") to construct the UMDC facility and provide working capital. The facilities are comprised of a $500,000 credit facility (the "Revolver") and separate loans originally totalling $1,900,000 (the "UMDC Term Loan"). As of December 31, 1996, an aggregate of $1,340,000 was outstanding under the credit facilities. Under the terms of the Revolver, which was renewed and matured in August, 1996, certain amounts due the Company are subordinated to UMDC's obligations to the bank. UMDC negotiated with the bank to extend the term of the Revolver to December 31, 1997. As a condition of extending the Revolver, the bank accelerated the final payments on the UMDC Term Loan originally totalling $1,900,000 to December 31, 1997. The bank also required that $200,000 be placed in a trust account to further collateralize the loans; the Company provided such funds. Provided that UMDC has complied with all payments and conditions through that date, the bank would consider reinstituting the original payment schedule for the $1,900,000 UMDC Term Loan. No assurance can be given that the term of the credit facilities will be extended or that the bank will not call upon the guarantees of the Company or Certain Executive Officers. In addition, amounts due the Company from UMDC may not be paid if UMDC is in default under the terms of the credit facilities. In December 1995, Certain Executive Officers acquired an aggregate of 50% of the Common Stock of UMDC. A third party hospital with which UMDC has an affiliation agreement has asserted that the transfer of UMDC shares to Certain Executive Officers may have been in violation of the affiliation agreement. The Company and the individuals disagree with the hospital's position and are currently engaged in discussions concerning the matter. No assurance can be given that the Company and the individuals will be successful in discussions with the hospital or that the parties will not become engaged in litigation concerning this matter. In 1994, the Company loaned the principals of UMDC $450,000 and UMDC an aggregate of $304,524 at a designated prime rate less 1%. Certain of these loans are due on demand and certain of these loans which were due on various stated maturity dates had been extended by the Company to become due on November 30, 1995. These notes remain outstanding as of December 31, 1996. The Company currently intends to extend the due dates pending completion of the IHS transaction. In addition, the Company provided equipment and supplies to UMDC aggregating $875,248 through December 31, 1996 and $674,154 through December 31, 1995 at no margin. These amounts and the previously mentioned loans to UMDC and its principals are included in amounts due from consulting customers in the accompanying consolidated balance sheets. The total amounts due from UMDC and its principals of $1,490,183 and $1,523,284 as of December 31, 1996 and 1995, respectively, are net of certain transactions not recorded due to realization uncertainties. The Company is the guarantor of a lease for the Upper Manhattan Dialysis Facility. The lease term is for 15 years at an annual rental of approximately $145,000. Management intends to pursue all reasonable strategies to recover amounts due to the Company from consulting customers. (See Note 11).

         The Company also is the guarantor of a lease for CDBI, a company owned by the Company's Chairman, President and Corporate Medical Director; the lease term is 15 years at an annual rental of approximately $138,000. CDBI is a new consulting customer to whom the Company has advanced funds for construction of a new in-center dialysis facility in the Bronx, New York. At December 31, 1996 and 1995, $1,176,985 and $479,437, respectively, guaranteed by the Company's Chairman, President and Corporate Medical Director, is due from CDBI. Such amounts are reflected by promissory notes bearing interest at the rate of 8% per annum due March 19, 2001, and February 24, 2002, and have been included in amounts due from consulting customers.

(7)   COMMITMENTS:

         EMPLOYMENT AGREEMENTS -- In 1994, the Company entered into compensation agreements with its Chairman, President and Corporate Medical Director. The agreements with the Chairman and President have initial terms of five years and are extended automatically after the first year and thereafter unless such extensions are terminated by the Board of Directors. The Corporate Medical Director's agreement has a term of one year. These agreements and two other employment agreements provide for minimum aggregate compensation of $790,000 in 1997, $660,000 in 1998, $582,000 in 1999, $548,000 in 2000 and $113,000 in 2001.
Each of the individuals may receive bonuses as determined by the Board of Directors, except the President whose bonus is equal to 10% of the Company's pretax income in excess of the prior year's pretax income, limited to $100,000. There were no such bonuses for 1996 or 1995. Compensation paid to the Chairman, President and Corporate Medical Director aggregated $422,000 and $437,000 in 1996 and 1995, respectively. All executive officers of the Company took voluntary pay cuts in mid-1995, some of which were restored in mid-1996; two executive officers continue to receive reduced pay.

         LEGAL -- The Company is engaged in certain legal proceedings incidental to its normal course of business activities. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

         BENEFIT PLAN -- The Company maintains a 401(k) profit sharing plan. The Company matches 10% of the employees' contributions up to 6% of base pay. Company contributions were $3,465 and $3,524 in 1996 and 1995, respectively.

         LEASE AGREEMENTS -- Future minimum rental commitments under office space and equipment noncancellable operating and capital leases at December 31, 1996 are as follows:

                                                                                    Operating       Capital

         1997  .............................................................         183,000         $50,049
         1998  .............................................................         142,000          50,049
         1999  .............................................................          51,000          27,215
                                                                                                    --------
                                                                                                     127,313
         Less amount representing interest..................................                        ( 23,020)
                                                                                                   ----------
                                                                                                     104,293
         Less current portion...............................................                         (39,974)
                                                                                                    ---------
                                                                                                     $64,319

         In 1996 and 1995 CDI leased dialysis equipment under cancelable leases with a third party. Rent expense was $336,000 and $486,000, respectively, for the years 1996 and 1995.

(8)   CAPITAL STOCK:

         On July 27, 1994, the Company completed an initial public offering of equity securities (the "Offering"). The Offering was comprised of 1,610,000 units, each unit consisting of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.25 (subject to adjustment) at any time through July 15, 1999, subject to earlier redemption by the Company under certain circumstances. The exercise price and number of shares issuable upon exercise of the warrants are subject to adjustment under certain circumstances. The Company has reserved 1,610,000 shares of its common stock for these warrants.

         The Company sold to the Underwriters or their designees, for nominal consideration, options (the "Unit Purchase Options") to purchase up to 140,000 Units. The Unit Purchase Options are exercisable during the four-year period commencing in July 1995 at an exercise price equal to $8.05, subject to adjustment in certain events to protect against dilution, and are not transferable for a period of two years from July 20, 1994 except to officers of the Underwriters or to members of the selling group. The Company has reserved 280,000 shares of its common stock for the Unit Purchase Options.

         During 1996, the Company became obligated to issue five-year warrants to purchase 210,000 shares of its common stock to service providers at exercise prices ranging from $3.00 to $4.25 per share. The Company recorded $50,000 in expenses related to these warrants in "Selling, General and Administrative" expenses in the Consolidated Statements of Operations for 1996 and in "Common Stock" in the Consolidated Balance Sheets.

         The Company has adopted the 1994 Long-Term Incentive Award Plan under which shares of the Company's common stock as well as incentive and nonqualified stock options to purchase the Company's common stock and stock appreciation rights may be awarded or granted to senior executives. The Company has reserved 300,000 shares of its common stock for this plan. The plan terminates in 2004. The Company has also adopted a Directors' Stock Option Plan under which each nonemployee director will annually receive nonqualified stock options to purchase 10,000 shares of the Company's common stock which commenced July 1, 1994. The exercise price of the options will be the fair market value of the Company's common stock at the date of grant. The Company has reserved 200,000 shares of its common stock for this plan.

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes with the following weighted average assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of approximately 6% and expected option life of 5 years. Expected volatility was assumed to be 46%.

                                                                                           Weighted         Weighted
                                                                         Number            Average          Average
                                                                           Of              Exercise           Fair
                                                                         Shares             Price             Value


Options outstanding, December 31, 1994..........................            20,000          $5.75
     Granted....................................................            60,000           5.50             $2.63
                                                                           -------
Options outstanding, December 31, 1995..........................
     (60,000 exercisable).......................................            80,000           5.44
     Granted....................................................           130,000           4.00              1.91
                                                                           -------
Options outstanding December 31, 1996
     (190,000 exercisable)......................................           210,000           4.55
                                                                           =======

         As permitted by FAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

                                                                                1996                 1995
                                                                                ----                 ----

Net loss as reported...........................................              $(331,874)            (1,273,932)
Estimated fair value of the year's option
     grants, net of tax........................................                256,140                130,970
                                                                           -----------            ------------
Net loss adjusted..............................................             $ (588,014)           $(1,404,902)
                                                                           ============           ============
Adjusted net loss per share....................................             $     (.18)           $      (.43)
                                                                           ============           ============

         This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

         In the first quarter of 1997, the Board of Directors of the Company also adopted the Continental Choice Care, Inc. 1997 Equity Incentive Plan (the "1997 Plan"), a broad-based employee equity incentive plan. The Board of Directors reserved 1,250,000 shares of the Company's common stock and granted options to acquire 296,225 shares of the Company's common stock to officers and employees of the Company. The 1997 Plan and the options granted thereunder are subject to the approval of the shareholders of the Company. All options under the 1994 Long-Term Incentive Award Plan were repriced by the Board of Directors in February 1997 to $1.875 per share or 100% of fair market value of the Company's common stock at the repricing date.

(9)  COST OF FAILED ACQUISITION AND DISCONTINUANCE OF INFUSION BUSINESS

         On February 2, 1995, the Company and International Nursing Services, Inc. ("INS") signed a letter of intent to enter into a merger transaction. On April 26, 1995, the Company and INS signed a definitive agreement to merge INS into a subsidiary of Continental in a stock-for-stock transaction. However, on June 22, 1995, the Company announced that it had terminated the definitive agreement with INS pursuant to the terms of the agreement. During 1995, the Company provided $242,000 to cover the costs incurred as a result of terminating this merger transaction.

         During 1995, the Company closed its pharmacy and contributed certain assets relating to its infusion therapy business into a newly formed joint venture with Infu-Tech, Inc. In recognition of the diminished value of its investment in the infusion business, the Company wrote off the unamortized goodwill, the unamortized value of the pharmacy license and certain pharmaceutical inventories in 1995, resulting in an aggregate charge of $306,000.

(10)   SALE OF NEW JERSEY IN-CENTER FACILITY

         In March 1996, Courthouse Dialysis, Inc., a subsidiary of the Company, sold substantially all of its assets, including the New Jersey in-center facility to Renal Treatment Centers - New Jersey, Inc. ("RTC - NJ") and Continental Dialysis, Inc. sold its rights to provide certain services to designated patients in the Cape May Court House, New Jersey area to RTC Supply, Inc. The respective buyers of the assets are subsidiaries of Renal Treatment Centers, Inc. ("RTC"). The price paid in the all-cash transaction approximated $2,010,000 and resulted in an aggregate net gain of $1,749,080. A significant portion of the proceeds received by Courthouse Dialysis, Inc. were used to repay intercompany balances due to other subsidiaries of the Company.

(11)   SUBSEQUENT EVENT

         On February 12, 1997, the Company and substantially all of its subsidiaries, other than RMI, signed a definitive agreement to sell substantially all of their operating assets to IHS of New York, Inc., a privately held company ("IHS"). In addition, Alpha and CDBI, consulting customers of the Company and wholly-owned by officers and directors of the Company, signed the definitive agreement, thereby agreeing to sell substantially all of their operating assets to IHS. UMDC, which is 50% owned by Certain Executive Officers, is a signatory to the definitive agreements but has not executed the same. The Certain Executive Officers owning 50% of UMDC have granted an option to IHS to acquire their interests in UMDC if UMDC does not approve the transaction, subject to restrictions contained in certain existing agreements.

         The purchase price for the assets to be sold, including the assets of the consulting customers, is $13,120,000. The purchase price will be allocated among the Company and the consulting customers and all amounts due from consulting customers, which total $2,872,468 as of December 31, 1996, are anticipated to be repaid at the closing of the transaction. In addition, the Company and IHS will enter into a consulting agreement pursuant to which certain officers of the Company will provide consulting services to IHS in exchange for payments to the Company aggregating $1,000,000 over the three-year term of the agreement. The Company will also enter into a five-year covenant not to compete with IHS.

         The definitive agreements are subject to approval by the shareholders of the Company. The closing of the transaction is subject to certain conditions, including without limitation, completion of due diligence by IHS, governmental approvals, completion of certain transactions involving consulting customers and the continuing accuracy of certain representations and warranties contained in the definitive agreement among the parties. In the event the transaction is not consummated, IHS is not in breach of the definitive agreement among other things, and the Company enters into a similar transaction at a higher price with a third party, the Company is obligated to pay a $500,000 break-up fee to IHS.

         The Company continues to operate in a highly competitive market and has experienced a decrease in patients served. In addition, the Company has incurred operating losses in the past nine quarters. In light of the above, management has decided to sell substantially all assets. As described above, a definitive sale agreement has been signed which would provide for realization of recorded net asset values and provide cash for the Company's operating needs. Such sale is expected to close in the second quarter of 1997. In the event such sale is not consummated, the Company may be forced to seek additional sources of financing; however, no assurance can be given that such sources will be available. The Company's 1997 operating plan contains assumptions regarding revenue and margins consistent with historical levels and planned reductions to the Company's cost structure. The achievement of the operating plan depends heavily on maintaining existing patients and the timely reduction of costs. An inability to maintain existing patients and to reduce costs could have an adverse impact on the Company's ability to fully execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. The contingency plans include consideration of the sale of assets and additional cost reductions. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations, that sufficient cost reductions can be achieved or that the Company will be able to sell assets on terms acceptable to the Company.

                                   Signatures

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONTINENTAL CHOICE CARE, INC.


Date: March 10, 1997                         By: _______________________________
                                                    Alvin S. Trenk, Chairman

         In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


              Signature                    Capacity in Which Signed                           Date



/s/   Alvin S. Trenk
___________________________________         Chairman & Director                                March 10, 1997
Alvin S. Trenk                              (Principal Executive
                                            Officer)

/s/ Steven L. Trenk
___________________________________         President                                          March 10, 1997
Steven L. Trenk                             Chief Operating Officer
                                            Director

/s/ Martin G. Jacobs, M.D.
___________________________________         Corporate Medical Director                         March 10, 1997
Martin G. Jacobs, M.D.                      & Director


/s/ Jeffrey Claman
___________________________________         Director                                           March 10, 1997
Jeffrey Claman


/s/ Jeffrey Mendell
___________________________________         Director                                           March 10, 1997
Jeffrey Mendell


/s/ Ronald A. Lefkon
___________________________________         Chief Financial Officer                            March 10, 1997
Ronald A. Lefkon                            (Principal Financial Officer)



                                  EXHIBIT INDEX


Exhibit
Number                                              Description

*  3.1        Certificate of Incorporation, together with Certificate of Amendment of Registrant.

*  3.2        By-Laws of Registrant.

*  4.1        Specimen Form of Common Stock Certificate.

*  4.2        Specimen Form of Warrant.

*  4.3        Form of Warrant Agreement.

*10.2         Medical Director Agreement between Continental Choice Care, Inc. and Martin G.
              Jacobs, M.D. dated March 1, 1994.

*10.3         Agreement dated December 31, 1993, by and among Alvin S. Trenk, Steven L.
              Trenk, Martin G. Jacobs, M.D., Alpha Administration Corp. and Continental Dialysis, Inc.

*10.4         Guaranty made as of December 31, 1993 by and among Alvin S. Trenk, Steven L.
              Trenk and Martin G. Jacobs, M.D. in favor of Continental Dialysis, Inc.

 *10.5        Assumption of Guaranty Agreement dated as of December 31, 1993 by and among
              Alvin S. Trenk, Steven L. Trenk, Martin G. Jacobs, M.D. and Continental Dialysis, Inc.

 *10.6        Promissory Note of Alpha Administration Corp. dated April 24, 1994 in the principal amount of  $300,000 payable to Continental Dialysis, Inc.

 *10.7        Letter proposal dated May 8, 1992 from Continental Dialysis, Inc. signed by Steven
              L. Trenk to Thomas D. Farrell, Supervisor of the Health Services Unit of the New Jersey
              State Department of Corrections.

 *10.8        Letter proposal dated October 4, 1993 from Steven L. Trenk to Thomas D. Farrell,
              Supervisor of the New Jersey State Department of Corrections Health Services Unit.

 *10.9        Form of Transfer and Affiliation Agreement.

 *10.10       Form of Alternate Care Facility Dialysis Agreement.

 *10.11       Form of Provider Agreement.

 *10.12       Provider Agreement between LDL Med Corp. and Elois Rogers-Phillips, M.D., P.A.
              dated May 1, 1993.

 *10.13       Form of Continental Dialysis Acute Care Agreement.





o *10.14       Consulting Agreement between Continental Choice Care, Inc. and Trenk Enterprises, Inc.
               dated April 1, 1994.

o *10.15       Employment Agreement between Continental Choice Care, Inc. and Steven L. Trenk dated
               April 1, 1994.

 o *10.16      Employment Agreement between LDL Med Corp. and Darlene Domenick dated March 1,
               1994.

 * 10.17       Office Lease Agreement between Riveredge Plaza Associates and Continental Dialysis, Inc.
               for the lease of premises located at 25-B Vreeland Road, Florham Park, Morris County, New Jersey.

 * 10.18      First Amendment to Lease Agreement between Metropolitan Life Insurance Company and
              Continental Dialysis, Inc. for the lease of premises located at 25-B Vreeland Road,
              Florham Park, New Jersey.

 * 10.19      Agreement of Sub-Lease among Courthouse Convalescence Center, Inc., Courthouse
              Dialysis Center, Inc. and Continental Dialysis, Inc. as guarantor for Tenant dated February 1,
              1992.

 * 10.20      Equipment Purchase Agreement between Baxter Health Care Corp. and Continental Dialysis,
              Inc.

 * 10.21      Equipment Lease Agreement and Purchase Option with Macrolease International
              Corporation.

 * 10.22      Maintenance Agreement between Baxter Health Care Corp. and Continental Dialysis, Inc.
              dated August 1, 1993.

 * 10.23      Nationwide Life Insurance Company Salary Deferral (401(k)) and Savings Prototype Profit
              Sharing Plan and Trust, Plan No. 001, Standardized -- Integrated and Non-Integrated.

 * 10.24      Continental Choice Care, Inc. 1994 Long-Term Incentive Award Plan.

 * 10.25      Continental Choice Care, Inc. Directors' Stock Option Plan.

 * 10.26      Midlantic National Bank Continuing Unlimited Guaranty by Continental Choice Care, Inc.
              and Choice Care, Inc. on behalf of Choice Care Infusion Services, Inc. and LDL Med Corp.

 * 10.27      Neuman Wholesale Drug Company line of credit dated December 19, 1990 extended to LDL
              Med Corp.

 * 10.28      Administrative and Service Agreement for Home Based Peritoneal Dialysis dated as of May
              1, 1993 between Continental Choice Care, Inc. and National Nephrology Foundation, Inc.

 * 10.29      Consulting and Service Agreement dated December 29, 1993 between Continental Choice
              Care, Inc. and Alpha Administration Corp.

 * 10.30      Consulting and Service Agreement dated December 3, 1993 between Alpha Administration
              Corp. and National Nephrology Foundation, Inc.




*  10.31      Consulting and Service Agreement made as of December 29, 1993 by and between
              Continental Choice Care, Inc. and Continental Dialysis of the Bronx, Inc.

 * 10.32      Amended and Restated Option Agreement and Exhibit A dated December 13, 1993 between
              Alpha Administration Corp. and National Nephrology Foundation, Inc.

*  10.33      Agreement dated December 29, 1993 between Continental Choice Care, Inc. and Alpha
              Administration Corp.

*  10.34      Consent to Employment of Employees of National Nephrology Foundation, Inc. by Alpha
              Administration Corp. dated December 13, 1993.

*  10.35      Related Agreement dated December 13, 1993 between Alpha Administration Corp. and
              National Nephrology Foundation, Inc.

*  10.36      Acquisition Agreement by and among the Registrant, Alvin S. Trenk, Steven L. Trenk and
              Martin G. Jacobs, M.D. dated December 29, 1994.

*  10.37      Agreement dated May 16, 1994 among the Registrant, Jonathan Lorch, M.D. and Stanley
              Cortell, M.D.

o ++10.38      Agreement dated September 4, 1994 by and between the Registrant and Jeff Ellentuck, Esq.

*  10.39      Store Lease Agreement between 233rd St. Partnership, L.P. and Continental Dialysis of the
              Bronx, Inc. and accompanying Guaranty of the Registrant for the lease of premises located at 170 West 33rd Street, Bronx, New York.

*  10.40      Form of Guaranty made as of December 31, 1994 by and among Alvin S. Trenk, Steven L.
              Trenk, and Martin G. Jacobs, M.D. in favor of Continental Dialysis, Inc.

*  10.41      Promissory Note of Alpha Administration Corp. dated December 31, 1994 in the principal amount of $265,000 payable to Continental Dialysis, Inc.

o  10.42      Form of Agreement and Plan of Merger dated April 26, 1995 by and between the Registrant and International Nursing Services, Inc.

oo 10.43      Asset Purchase Agreement dated February 21, 1996 among Renal Treatment Centers - New
              Jersey, Inc., RTC Supply, Inc., Courthouse Dialysis, Inc. and Continental Dialysis, Inc.

+10.44        Asset Purchase Agreement dated February 12, 1997, by and among
              Registrant, Continental Dialysis, Inc., Choice Care, Inc.,CDBI,
              Choice Staffing, Inc., Dialysis Staffing, Inc., Choice Care
              Infusion Services, Inc. (Delaware), Choice Care Infusion Services,
              Inc. (New York), Alpha, UMDC and IHS, with attached
              Acknowledgements. Exhibits omitted.

-------------------------------

 * Filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 33-78288)
++ Filed with the Registrant's Report on Form 8-K filed October 3, 1994
 o Management contract or compensatory plan or arrangement.
 * Filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
 o Filed with the Registrant's Report on Form 8-K filed May 4, 1995.
oo Filed with the Registrant's Report on Form 8-K filed February 27, 1996.
 + Filed with the Registrant's Report on Form 8-K filed February 28, 1997.