Form 10QSB
period 1997-03-31
CONTINENTAL CHOICE CARE INC
filed 1997-05-14
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               ------------------------------------

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number          0-24542

                         CONTINENTAL CHOICE CARE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          NEW JERSEY                                              22-3276736
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

  25-B VREELAND ROAD
FLORHAM PARK, NEW JERSEY                                            07932
----------------------------------------                     -------------------
(Address of Principal Executive Offices)                           Zip Code

Registrant's Telephone Number, Including Area Code     (201) 593-0500
                                                    ----------------------------

                                      N.A.
--------------------------------------------------------------------------------

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
       Yes  X         No
           ---           ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       Yes            No
           ---           ---

Applicable only to corporate issuers.

Shares outstanding as of May 14, 1997
 3,237,500 shares of common stock, no par value.

Transitional Small Business Disclosure Format:   Yes        No  X
                                                     ---       ---

                 Continental Choice Care, Inc. and Subsidiaries
                                  Form 10-QSB
                                 March 31, 1997




Part I.                            Financial Information


         The comparative consolidated statements of operations, balance sheets and statements of cash flows for Continental Choice Care, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

         The consolidated financial statements and accompanying financial information as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form10- KSB filed with the Securities and Exchange Commission.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                                           Mar. 31, 1997     Dec. 31, 1996
                                                                                --------------     -------------
                                                                                  (unaudited)
Current Assets:
Cash including restricted cash of $200,000...................................       $1,186,768        $1,418,054
Accounts receivable, less allowance for doubtful accounts of $597,000
    at March 31, 1997 and $517,000 at December 31, 1996......................          995,127           989,363
Supplies inventories.........................................................           44,204            52,028
Deferred tax asset...........................................................          125,000           125,000
Other current assets.........................................................           88,556           129,163
                                                                                 -------------      ------------
   Total current assets .....................................................        2,439,655         2,713,608
Amounts due from affiliates..................................................          757,375           779,273
Amounts due from consulting customers........................................        3,004,514         2,872,468
Property and equipment, at cost, less accumulated depreciation...............          646,239           691,237
Other assets.................................................................           61,675            57,907
                                                                                 -------------      ------------
                                                                                    $6,909,458        $7,114,493
                                                                                 =============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable.............................................................       $1,414,836        $1,408,939
Accrued expenses ............................................................          805,580           611,344
Current portion of notes payable and obligations under
   capital leases............................................................           44,391            57,643
Income taxes payable.........................................................           20,000            48,939
                                                                                 -------------      ------------
   Total current liabilities ................................................        2,284,807         2,126,865
                                                                                 -------------      ------------
Notes payable and obligations under capital leases,
   less current portion......................................................           55,906            64,319
                                                                                 -------------      ------------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding.....              ---               ---
Common stock, no par value, 10,000,000 shares authorized
   3,237,500 shares issued and outstanding
   at March 31, 1997 and December 31, 1996...................................        5,464,061         5,464,061
Paid-in capital..............................................................              500               500
Accumulated deficit..........................................................         (895,816)         (541,252)
                                                                                 -------------      ------------
Total stockholders' equity...................................................        4,568,745         4,923,309
                                                                                 -------------      ------------
                                                                                    $6,909,458        $7,114,493
                                                                                 =============      ============

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Three Months Ended March 31,
                                                                                       1997               1996
                                                                                   -----------        -----------
                                                                                   (unaudited)        (unaudited)
Net Patient Revenues:
   Equipment and supplies..............................................            $  725,498       $  815,835
   Services............................................................               515,628          829,515
                                                                                   ----------       ----------

         Total net patient revenues ...................................             1,241,126        1,645,350
                                                                                   ----------       ----------

Costs and Expenses:
   Cost of goods sold .................................................               305,142          300,104
   Cost of services ...................................................               163,345          254,426
   Provision for doubtful accounts.....................................                72,978          205,145
   Selling, general and administrative ................................             1,016,242        1,116,944
   Depreciation and amortization.......................................                48,057           34,120
   Interest income, net................................................               (14,835)          (6,824)
                                                                                   ----------       ----------

         Total costs and expenses......................................             1,590,929        1,903,915
                                                                                   ----------       ----------

Loss from operations ..................................................              (349,803)        (258,565)

Gain on sale of former New Jersey in-center facility and certain
  other assets.........................................................                    -0-       1,749,080
                                                                                   ----------       ----------

Income (loss) before income taxes......................................              (349,803)       1,490,515

Provision for income taxes.............................................                 4,761          110,939
                                                                                   ----------       ----------

         Net income (loss).............................................            $ (354,564)      $1,379,576
                                                                                   ==========       ==========

Net income (loss) per share............................................            $     (.11)      $      .43
                                                                                   ==========       ==========
Weighted average number of shares outstanding...................................    3,237,500        3,237,500
                                                                                   ==========       ==========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended March 31,
                                                                                       1997               1996
                                                                                   -----------        -----------
                                                                                   (unaudited)        (unaudited)
Cash Flows From Operating Activities:
   Net income (loss) ..................................................          $ (354,564)        $ 1,379,576
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities --
       Depreciation and amortization...................................              48,057              34,120
     Provision for doubtful accounts...................................              72,978             205,145
     Gain on sale of former New Jersey in-center facility..............                  -0-         (1,749,080)
   (Increase) decrease in accounts receivable..........................             (78,742)            123,776
   Decrease in supplies inventories....................................               7,824               2,001
   (Increase) decrease in other assets.................................              36,839              (8,279)
   (Increase) decrease in amounts due from affiliates..................              21,898             (10,000)
   Increase (decrease) in accounts payable.............................               5,897            (343,750)
   Increase (decrease) in accrued expenses.............................             194,236             (97,971)
   Increase (decrease) in income taxes payable.........................             (28,939)            101,161
                                                                                 ----------         -----------
       Net cash used in operating activities...........................             (74,516)           (363,301)
                                                                                 ----------         -----------

Cash Flows From Investing Activities:
   Proceeds from sale of former New Jersey in-center facility..........                  -0-          2,010,330
   Amounts loaned or advanced to consulting customers..................            (211,090)           (611,274)
   Amounts repaid by consulting customers..............................              79,044             250,000
   Purchases of property and equipment.................................              (3,059)            (15,725)
                                                                                 ----------         -----------
         Net cash provided by (used in) investing activities...........            (135,105)          1,633,331
                                                                                 ----------         -----------

Cash Flows From Financing Activities:
   Principal payments on notes payable and obligations
       under capital leases............................................             (21,665)            (15,434)
                                                                                 ----------         -----------

Net increase (decrease) in cash........................................            (231,286)          1,254,596
Cash, beginning of year................................................           1,418,054           1,341,955
                                                                                 ----------         -----------
Cash, end of period....................................................          $1,186,768         $ 2,596,551
                                                                                 ==========         ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for income taxes........................          $    1,626         $     5,939
                                                                                 ==========         ===========
   Cash paid during the period for interest............................          $      356         $       354
                                                                                 ==========         ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of business:

         Continental Choice Care, Inc. is a New Jersey corporation incorporated in December 1993 in connection with the reorganization of the health care related subsidiaries and affiliated companies of TechTron, Inc., a Delaware corporation ("TechTron"). Continental Choice Care, Inc. and its subsidiaries are referred to collectively as the "Company." The Company is engaged primarily in the business of providing dialysis related equipment, services and supplies to individuals in their homes and other residential alternative sites, including prisons and nursing homes. The Company owns and operates a training center in Linden, New Jersey. Training centers are freestanding centers to train individual clients in the self-administration of dialysis treatments ("Training Centers"). The Company is also engaged in the provision of consulting and administrative services and acute care dialysis nursing placement services.

         Substantially all of the Company's revenues are dependent upon reimbursement from third party payors, including the Medicare and Medicaid programs and commercial insurance companies. Any change in these regulations or reimbursement could have a significant impact on the Company's operations. In addition, the continuing efforts of third party payors to contain or reduce health care costs by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing could have a material adverse impact on the Company's operations. The Company's operations and cash flows are dependent upon the rate and timeliness of payment for patient services from third party payors. In 1997 and 1996, approximately 25% and 31%, respectively, of the Company's cash receipts were received under the Medicare program, while approximately 75% and 69%, respectively, of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

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

(2) Earnings per share:

         On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, it will require restatement of prior years' earnings per share. If the Company had adopted Statement 128 for the period ending March 31, 1997, there would have been no effect on net loss per common share, on either the basic or diluted basis.


(3) Related Party transactions:

         As of March 31, 1997 and  December 31,  1996,  $227,347  and  $205,300,
respectively, was due from the South Bronx Kidney Center, a dialysis facility located in the Bronx section of New York (the "Bronx Facility"), and is included in amounts due from consulting customers in the accompanying consolidated balance sheets. The amounts are net of certain transactions not recorded due to realization uncertainties. Alpha Administration Corp. ("Alpha"), an entity owned by the Company's Chairman, President and Corporate Medical Director ("Certain Executive Officers"), completed its acquisition of the Bronx Facility as of April 3, 1997.

              The Company has also advanced funds to Continental Dialysis of the Bronx, Inc. ("CDBI"), a company owned by Certain Executive Officers, for the construction and start-up operations of a new In-Center Dialysis Facility in the Bronx, New York. At March 31, 1997 and December 31, 1996, $1,286,984 and $1,176,985, respectively, was due from CDBI and has been included in amounts due from consulting customers. The Company is also the guarantor of a lease for CDBI. CDBI commenced operations in January 1997.

         The Company, as well as Certain Executive Officers, guaranteed certain bank credit facilities of the Upper Manhattan Dialysis Center, Inc. ("UMDC") to construct the UMDC facility and to provide working capital to UMDC. The facilities were originally comprised of a $500,000 credit facility (the "Revolver") and separate loans originally totalling $1,900,000. As of March 31, 1997, an aggregate of $1,160,000 was outstanding under the credit facilities. Under the terms of the "Revolver", which was renewed and will mature on December 31, 1997, certain amounts due the Company are subordinated to UMDC's obligations to the bank. No assurance can be given that the bank will not call upon the guarantees of the Company or Certain Executive Officers. In addition, amounts due the Company from UMDC may not be paid if UMDC is in default under the terms of the credit facilities. Certain Executive Officers acquired an aggregate of 50% of the common stock of UMDC as of March 31, 1996. In 1994, the Company loaned certain principals of UMDC (who are not affiliated with the Company) $450,000 and UMDC an aggregate of $304,524 at a designated prime rate less 1%. Certain of these loans are due on demand and certain of these loans which were due on various stated maturity dates have been extended by the Company to become due on November 30, 1995. These notes remain outstanding as of March 31, 1997. The Company currently intends to extend the due dates pending completion of the IHS transaction. (See Note 4.) In addition, the Company provided equipment and supplies to UMDC aggregating $898,868 through March 31, 1997 at no margin. These amounts and the previously mentioned loans to UMDC and its principals, are included in amounts due from consulting customers in the accompanying consolidated balance sheets. The total amounts due from UMDC and its principals of $1,490,183 as of both March 31, 1997 and December 31, 1996 are net of certain transactions not recorded due to realization uncertainties. The Company is the guarantor of a lease for UMDC.


(4) Agreement to Sell Assets:

         On February 12, 1997, the Company and substantially all of its subsidiaries, other than RMI, signed a definitive agreement to sell substantially all of their respective operating assets to IHS of New York, Inc., a privately held company ("IHS"). In addition, Alpha and CDBI signed the definitive agreement, thereby agreeing to sell substantially all of their respective operating assets to IHS. UMDC, which is 50% owned by Certain Executive Officers, is a signatory to the definitive agreements but has not executed the same. The Certain Executive Officers owning 50% of UMDC have granted an option (the "UMDC Option") to IHS to acquire their interests in UMDC if UMDC does not approve the transaction, subject to restrictions contained in certain existing agreements.

         The maximum aggregate purchase price for the assets to be sold, including the assets of the consulting customers, is $13,120,000. In the event IHS exercises the UMDC Option, the Purchase Price shall be reduced by $5,750,000. The sellers will retain substantially all of their cash, accounts receivable and liabilities. The purchase price will be reduced by the amount of any liabilities assumed by IHS other than real estate leases. The purchase price will be allocated among the Company and the consulting customers and all amounts due from consulting customers, which total $3,004,514 as of March 31, 1997, are anticipated to be repaid at the closing of the transaction. In addition, the Company and IHS will enter into a consulting agreement pursuant to which certain officers of the Company will provide consulting services to IHS over the three-year term of the agreement. The Company will also enter into a covenant not to compete with IHS. A hospital which has an affiliation agreement with UMDC has asserted a right of first refusal with respect to any transfer of the assets or stock of UMDC. Although the Company and Certain Executive Officers of the Company who hold 50% of the outstanding voting shares of UMDC do not agree that the position taken by the hospital has merit, the parties are negotiating an amendment (the "Proposed Amendment") to the definitive agreements. The Proposed Amendment currently provides that, if the Proposed Amendment is executed and the transactions contemplated thereby are consummated, the purchase price for the assets, exclusive of the assets of UMDC will be $5,120,000. If the assets ("Manhattan Assets") of UMDC or another dialysis facility which is located in Manhattan and is acceptable to IHS are later transferred to IHS, IHS will pay not less than $6,000,000 nor more than $8,000,000 for those assets and IHS may pay a market penetration bonus to the Company. The amount of the market penetration bonus is $2,000,000, less amounts in excess of $6,000,000 paid by IHS for the Manhattan Assets, if any. In addition, IHS shall pay the purchase price (as adjusted for the inclusion or exclusion of the Manhattan Assets in the transaction) into escrow. The escrow shall be released to the Company in the event IHS obtains all governmental approvals on or before November 30, 1997. The escrow shall be released to IHS in the event IHS does not obtain all governmental approvals on or before such date. During the pendency of the escrow, the parties intend to enter into a consulting and services agreement with IHS with respect to the operation of the assets. No assurance can be given that IHS will receive any or all of the state licenses and approvals required to permit the consummation of the proposed transactions.

         The definitive agreements are subject to approval by the shareholders of the Company. The closing of the transaction is subject to certain conditions, including without limitation, completion of due diligence by IHS, governmental approvals, completion of certain transactions involving consulting customers and the continuing accuracy of certain representations and warranties contained in the definitive agreement among the parties. In the event the transaction is not consummated, IHS is not in breach of the definitive agreement, among other things, and the Company enters into a similar transaction at a higher aggregate price with a third party, the Company may be obligated to pay a $500,000 break-up fee to IHS.

         The Company continues to operate in a highly competitive market and has experienced a decrease in patients served. In addition, the Company has incurred operating losses in the past ten quarters. In light of the above, management has decided to sell substantially all assets. As described above, a definitive sale agreement has been signed which would provide for realization of certain recorded net asset values and provide cash for the Company's operating needs. Such sale is expected to close in the second or third quarter of 1997. The closing of the transaction is subject to various conditions, and no assurance can be given that the transaction will be consummated. In the event such sale is not consummated, the Company may be forced to seek additional sources of financing; however, no assurance can be given that such sources will be available. The Company's 1997 operating plan contains assumptions regarding revenue and margins consistent with historical levels and planned reductions to the Company's cost structure. The achievement of the operating plan depends heavily on maintaining existing patients and the timely reduction of costs. An inability to maintain existing patients and to reduce costs could have an adverse impact on the Company's ability to fully execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. The contingency plans include consideration of the sale of assets and additional cost reductions. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business for the remainder of 1997. However, no assurance can be given that sufficient cash will be generated from operations, that sufficient cost reductions can be achieved or that the Company will be able to sell assets on terms acceptable to the Company.

                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations

     Three months ended March 31, 1997 Compared With Three Months Ended March 31, 1996.

     Net Patient Revenues

         Net patient revenues of the Company are derived from providing equipment and supplies to patients (58% for 1997 and 50% for 1996) and services (42% for 1997 and 50% for 1996), which services consist of contract nursing services and dialysis treatments provided by the Company's former New Jersey in-center facility and the Training Facility. In 1997 and 1996, 25% and 31%, respectively, of the Company's cash receipts were received under the Medicare program, while approximately 75% and 69%, respectively, of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

         The Company anticipates that Medicare payments will continue to be a major source of revenue. The reimbursement rates for dialysis treatments and for Epogen, a dialysis medication, are separately determined by Medicare and are subject to change from time to time. The Medicare reimbursement rate for dialysis treatments per month per patient was $1,193 in both 1997 and 1996. The continuing profitability of the Company is also dependent upon such factors as substantial government regulation and the ability to grow and remain profitable in a highly competitive industry.

         Competition for patients and referral sources in the dialysis business is highly contentious. The Company competes with many health care providers ranging in size from single location in- center facilities and small home health care providers to regional and national companies, and may face additional competition from others that may decide to enter into business in the geographic areas served by the Company. Many of the Company's competitors have substantially greater financial resources than the Company. In addition, the Company faces competition from other health care providers seeking acquisition candidates of the type and size which are or may in the future be sought by the Company. There is no assurance that the Company can continue to compete effectively with such providers. In the past, the Company has been successful in serving the home dialysis market. The combination of increased competition from the Company's larger competitors and the pressures to reduce reimbursement rates paid by private insurers make it difficult for the Company to maintain or improve its revenue base. There is no assurance that the Company's sales and marketing efforts will be successful in increasing the Company's net patient revenues.

         Net patient revenues were $1,241,126 in 1997 as compared with $1,645,350 in 1996. The decrease of $404,224 is attributable to a decrease of $314,521 due to the sale of the Company's former New Jersey in-center facility in March 1996, as well as to reductions in the Company's former southern New Jersey equipment and supplies revenues of $86,702 partially offset by $96,563 from the Company's Connecticut operation.

         The Company is not permitted to operate, own or control health care facilities licensed under New York law and has, accordingly, determined to provide service in New York through consulting, administrative, or subcontracting service arrangements with Consulting Customers in New York. The Consulting Customers are partially or 100% owned by the Certain Executive Officers.

         In addition, Alpha has assumed the obligations of the National Nephrology Foundation under the terms of the Bronx Facility Agreement. The Bronx Facility Agreement provides that for a maximum annual consulting fee of $240,000, the Company will provide various administrative and consulting services to the Bronx Facility. The Company has also provided equipment and supplies to the Bronx Facility under the agreement in exchange for the Company's listed cost for the equipment and supplies. For the three months ended March 31, 1997, the Company recognized $60,000 in consulting fees from the Bronx Facility compared to $0 for the three months ended March 31, 1996 due to realization uncertainties. Effective August 1994 and January 1997, the Company entered into agreements to provide administrative and consulting services to UMDC and CDBI for monthly fees of $33,333 and $20,000, respectively. The agreements with UMDC and CDBI similarly provide for reimbursement to the Company for services rendered and for its direct costs of equipment and supplies. The UMDC agreement was automatically renewed in 1995, extends for a period of two years and is automatically renewable for successive two year periods unless either party decides to terminate. Neither the UMDC nor the CDBI consulting fee has been recorded in 1997 or 1996 due to realization uncertainties.

     Cost of Goods Sold/Cost of Services

         Cost of goods sold was $305,142 or 42% of net patient revenues attributable to equipment and supplies in the three months ended March 31, 1997 as compared with $300,104 or 37% of net patient revenues attributable to equipment and supplies in 1996. This increase in cost of goods sold as a percentage of revenues is primarily due to price increases for equipment and supplies.

         The cost of services totaled $163,345 or 32% of net patient revenues attributable to services in 1997, as compared with $254,426 or 31% of net patient revenues in 1996.

     Selling, General and Administrative Expenses

         Selling, general and administrative expenses totaled $1,016,241 or 82% of net patient revenues for the three months of 1997 as compared with $1,116,944 or 68% of net patient revenues in 1996. The net decrease of $100,703 is primarily comprised of a decrease in salaries, rent and other office expenses due to the sale of the Company's former Cape May Court House, New Jersey in-center facility in March 1996.

     Provision for Doubtful Accounts

         The provision for doubtful accounts was $72,978 for the first three months of 1997 as compared with $205,145 in 1996 due primarily to a decrease in patient revenues. The provision for doubtful accounts is recorded to the extent deemed to be adequate to absorb possible losses resulting from uncollectible receivables. The Company reviews each individual account in detail to determine the collectibility of each item in the account. A reserve is established to reflect any amounts considered doubtful of collection. The calculation of doubtful accounts is based on the Company's knowledge of specific payors, past experience with the account under review and historic experience with accounts having characteristics similar to the one being reviewed. Due to the unusually long third-party reimbursement process, especially as to secondary and tertiary payors and self-pay patients, the Company often does not write off receivables for a year or more.

         As of March 31, 1997, the allowance for doubtful accounts was $597,000 as compared with $517,000 at December 31, 1996. As a percentage of receivables outstanding, such allowance was 37% at March 31, 1997, and 34% at December 31, 1996. Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of March 31, 1997 is adequate to absorb possible losses resulting from uncollectible receivables. As of March 31, 1997, $372,000 or 37% of net receivables were greater than 90 days past due.

     Depreciation and Amortization Expense

         Depreciation and amortization expense in 1997 totaled $48,057, an increase of $13,937 from the three months of 1996.

     Net Interest Income

         Net interest income was $14,835 in the three months ended March 31, 1997 and $6,824 in 1996. Interest expense on the Company's debt obligations in both periods was more than offset by interest earned on the remaining proceeds from the 1996 sale of assets and rights in the Cape May Court House, New Jersey area.

     Provision for Income Taxes

         The Federal income tax provision was $0 in 1997 and $30,000 in 1996. The state income tax provision was $4,761 in 1997 and $80,939 in 1996.


Liquidity and Capital Resources

         The Company experienced a negative net cash flow of $231,286 during the first three months of 1997 comprised of $74,516 used in operating activites, $135,105 used in investing activities, and $21,665 used in financing activities.

         The Company  has made  advances to certain  affiliates  and  Consulting
Customers. In the second quarter of 1994, a note receivable of $125,868 was created for the amount due from TechTron for costs incurred by the Company on TechTron's behalf. This note bears interest at an Internal Revenue Service imputed rate for instruments having a maturity of two or more years and otherwise without a stated interest rate. Principal and accrued interest under the note was due and payable in full no later than December 31, 1996. Payment was not made, and the borrower has executed a new note which is due and payable on demand. The note has been guaranteed by Certain Executive Officers. Through March 31, 1997, the Company had advanced loans to certain principals of UMDC (who are not affiliated with the Company) aggregating $450,000 and loans to UMDC in the amount of $622,448, and had provided $898,868 of equipment and supplies to UMDC for which the Company had not yet been reimbursed. The loans bear interest at prime less 1% and are not expected to be repaid before December 31, 1997. The Company, Certain Executive Officers and the shareholders of UMDC have guaranteed UMDC's credit facilities aggregating $2,400,000, of which approximately $1,160,000 is outstanding as of March 31, 1997. Through December 31, 1994, Alpha had funded $565,000 of the cash requirements of the Bronx Facility with funds provided from the Company. The advances were converted into loan agreements with Alpha, bearing interest of 8%, and payable in full in 1999. The Company has loaned $57,405 to Alpha to enable Alpha to meet its obligations under its agreement with the estate of the former director of the Bronx Facility. All notes from Alpha have been guaranteed by Certain Executive Officers. As of March 31, 1997, $227,347 was due from the Bronx facility. Total repayments made by the Bronx Facility in 1997 were $79,044. Additional 1997 advances to the Bronx Facility totaled 101,090, primarily for supplies and equipment.

         The Company has also advanced funds to CDBI for the construction and start-up costs of a new in-center dialysis facility in the Bronx, New York. At March 31, 1997, $1,286,984 had been advanced to CDBI. CDBI commenced operations in January 1997.

         The Company has also guaranteed leases for UMDC and CDBI for their respective in- center facilities in New York. Each has a 15 year term at an annual rental of $145,000 and $138,000, respectively.

         The Company expects that the cash flow from operations and from the sale of assets as more fully described in Note 4 to the Financial Statements will be sufficient to fund its operations at least through 1997. After such time, the Company may require additional funds. The Company has no current commitments or arrangements for additional financing and there can be no assurance that additional financings, through bank borrowings, debt or equity financings or otherwise, will be available on acceptable terms, if at all.

Part II.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  No Exhibits accompany this Form 10-QSB

           (b) A report on Form 8-K was filed by the Company on February 28, 1997 concerning the execution of a definitive agreement to sell substantially all of the operating assets of the Company and certain of the Company's Consulting Customers to IHS of New York, Inc.

                                   SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CONTINENTAL CHOICE CARE, INC.
                                              Registrant


Date: May 14, 1997                        By: __________________________________
                                              STEVEN L. TRENK
                                              President and Chief Operating
                                              Officer and Director



Date: May 14, 1997                        By: __________________________________
                                              RONALD A. LEFKON
                                              Chief Financial Officer

                                   SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CONTINENTAL CHOICE CARE, INC.
                                              Registrant


Date: May 14, 1997                        By: /s/ Steven L. Trenk
                                              -------------------
                                              STEVEN L. TRENK
                                              President and Chief Operating
                                              Officer and Director



Date: May 14, 1997                        By: /s/ Ronald A. Lefkon
                                              --------------------
                                              RONALD A. LEFKON
                                              Chief Financial Officer