Form 10QSB
period 1997-06-30
CONTINENTAL CHOICE CARE INC
filed 1997-08-14
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

                                     - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number          0-24542
                      ---------------------------

                          CONTINENTAL CHOICE CARE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         NEW JERSEY                                        22-3276736
--------------------------------                  ------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

  25-B VREELAND ROAD
FLORHAM PARK, NEW JERSEY                                   07932
-----------------------------------------         ------------------------------
(Address of Principal Executive Offices)                 Zip Code

Registrant's Telephone Number, Including Area Code       (201) 593-0500
                                                   -----------------------------

                                      N.A.
--------------------------------------------------------------------------------

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                 Yes |_| No |_|

Applicable only to corporate issuers.

Shares outstanding as of August 12, 1997
 3,237,500 shares of common stock, no par value.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                 Continental Choice Care, Inc. and Subsidiaries
                                   Form 10-QSB
                                  June 30, 1997

Part I.                      Financial Information

      The comparative consolidated statements of operations, balance sheets and statements of cash flows for Continental Choice Care, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

      The consolidated financial statements and accompanying financial information as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form10-KSB filed with the Securities and Exchange Commission.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                June 30, 1997   Dec. 31, 1996
                                                      -------------   -------------
                                                       (unaudited)
Current Assets:
Cash including restricted cash of $200,000 .........   $ 1,145,999    $ 1,418,054
Accounts receivable, less allowance for
  doubtful accounts  of $660,000 at June
  30, 1997 and $517,000 at December 31, 1996 .......       929,987        989,363
Supplies inventories ...............................        34,663         52,028
Deferred tax asset .................................       125,000        125,000
Other current assets ...............................        71,659        129,163
                                                       -----------    -----------
   Total current assets ............................     2,307,308      2,713,608
Amounts due from affiliates ........................       175,368        779,273
Amounts due from consulting customers ..............     3,707,191      2,872,468
Property and equipment, at cost, less
  accumulated depreciation .........................       610,075        691,237
Other assets .......................................        72,880         57,907
                                                       -----------    -----------
                                                       $ 6,872,822    $ 7,114,493
                                                       ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable ...................................   $ 1,767,693    $ 1,408,939
Accrued expenses ...................................       808,621        611,344
Current portion of notes payable
  and obligations under
   capital leases ..................................        39,974         57,643
Income taxes payable ...............................           -0-         48,939
                                                       -----------    -----------
   Total current liabilities .......................     2,616,288      2,126,865
                                                       -----------    -----------
Notes payable and obligations under
   capital leases, less current portion ............        44,332         64,319
                                                       -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized,
  none issued or outstanding .......................            --             --
Common stock, no par value, 10,000,000 shares
  authorized 3,237,500 shares issued and
  outstanding at June 30, 1997 and December 31, 1996     5,464,061      5,464,061
Paid-in capital ....................................           500            500
Accumulated deficit ................................    (1,252,359)      (541,252)
                                                       -----------    -----------
Total stockholders' equity .........................     4,212,202      4,923,309
                                                       -----------    -----------
                                                       $ 6,872,822    $ 7,114,493
                                                       ===========    ===========


     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                     Three Months Ended              Six Months Ended
                                               June 30, 1997    June 30, 1996   June 30, 1997  June 30, 1996
                                               -------------    -------------   -------------  -------------
Net Patient Revenues:
   Equipment and supplies ...................   $   705,123      $   748,078     $ 1,430,621    $ 1,563,913
   Services .................................       511,899          691,341       1,027,527      1,520,856
                                                -----------      -----------     -----------    -----------

         Total net patient revenues .........     1,217,022        1,439,419       2,458,148      3,084,769
                                                -----------      -----------     -----------    -----------

Costs and Expenses:
   Cost of goods sold .......................       333,356          315,756         638,498        615,861
   Cost of services .........................       176,758          204,513         340,103        458,938
   Provision for doubtful accounts ..........        64,693           36,472         137,671        241,617
   Selling, general and administrative ......       963,477        1,417,106       1,979,718      2,534,052
   Depreciation and amortization ............        48,442           32,068          96,499         66,188
   Interest income, net .....................       (13,161)         (26,976)        (27,996)       (33,800)
                                                -----------      -----------     -----------    -----------

         Total costs and expenses ...........     1,573,565        1,978,939       3,164,493      3,882,856
                                                -----------      -----------     -----------    -----------

Loss from operations ........................      (356,543)        (539,520)       (706,345)      (798,087)

Gain on sale of former New Jersey
  in-center facility and certain other assets           -0-              -0-             -0-      1,749,080
                                                -----------      -----------     -----------    -----------

Income (loss) before income taxes ...........      (356,543)        (539,520)       (706,345)       950,993

Provision for income taxes ..................           -0-           10,791           4,762        121,730
                                                -----------      -----------     -----------    -----------

   Net income (loss) ........................   $  (356,543)     $  (550,311)    $  (711,107)   $   829,263
                                                ===========      ===========     ===========    ===========

Net income (loss) per share .................   $      (.11)     $      (.17)    $      (.22)   $       .26
                                                ===========      ===========     ===========    ===========

Weighted average number of shares
    outstanding .............................     3,237,500        3,237,500       3,237,500      3,237,500
                                                ===========      ===========     ===========    ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                      June 30, 1997   June 30, 1996
                                                      -------------   -------------
                                                       (unaudited)     (unaudited)
Cash Flows From Operating Activities:
 Net income (loss) .................................     (711,107)    $   829,263
 Adjustments to reconcile net income
     (loss) to net cash used in operating
     activities --
     Depreciation and amortization .................       96,499          66,188
     Provision for doubtful accounts ...............      137,671         241,617
     Gain on sale of former New Jersey
      in-center facility ...........................          -0-      (1,749,080)
 (Increase) decrease in accounts receivable ........      (78,295)        903,524
 Decrease in supplies inventories ..................       17,365          16,935
 (Decrease) increase in other assets ...............       42,531        (394,622)
 Increase in amounts due from affiliates ...........      (18,500)        (10,000)
 Increase (decrease) in accounts payable ...........      358,754        (344,267)
 Increase (decrease) in accrued expenses ...........      197,277         (47,419)
 Increase (decrease) in income taxes payable .......      (48,939)        101,111
                                                      -----------     -----------
     Net cash used in operating activities .........       (6,744)       (386,750)
                                                      -----------     -----------

Cash Flows From Investing Activities:
 Proceeds from sale of former New Jersey
  in-center facility ...............................          -0-       2,010,330
 Amounts loaned or advanced to consulting customers      (532,262)       (781,778)
 Amounts repaid by consulting customers ............      319,944         440,317
 Purchases of property and equipment ...............      (15,337)       (137,684)
                                                      -----------     -----------
     Net cash provided from (used in) investing
        activities .................................     (227,655)      1,531,185
                                                      -----------     -----------

Cash Flows From Financing Activities:
 Principal payments on notes payable and obligations
 under capital leases ..............................      (37,656)        (24,321)
                                                      -----------     -----------

Net increase (decrease) in cash ....................     (272,055)      1,120,114
Cash, beginning of year ............................    1,418,054       1,341,955
                                                      -----------     -----------
Cash, end of period ................................  $ 1,145,999     $ 2,462,069
                                                      ===========     ===========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for income taxes ......  $    19,882     $   121,730
                                                      ===========     ===========
 Cash paid during the period for interest ..........  $       424     $       354
                                                      ===========     ===========


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

      Substantially all of the Company's revenues are dependent upon reimbursement from third party payors, including the Medicare and Medicaid programs and commercial insurance companies. Any change in these regulations or reimbursement could have a significant impact on the Company's operations. The continuing efforts of third party payors to contain or reduce health care costs by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing could have a material adverse impact on the Company's operations. In addition, management believes that the continuing consolidation of the dialysis treatment business by the Company's largest competitors has adversely affected the Company's ability to acquire new patients and could materially adversely impact the Company's financial condition. The Company's operations and cash flows are dependent upon the rate and timeliness of payment for patient services from third party payors. In 1997 and 1996, approximately 26% and 30%, respectively, of the Company's cash receipts were received under the Medicare program, while approximately 74% and 70%, respectively, of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

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

(2) Earnings per share:

      On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, will require restatement of prior years' earnings per share. If the Company had adopted Statement 128 for the period ending June 30, 1997, there would have been no effect on net loss per common share, on either the basic or diluted basis.

(3) Related Party transactions:

      As of June 30, 1997 and December 31, 1996, $756,733 and $205,300,
respectively, was due from the South Bronx Kidney Center, a dialysis facility located in the Bronx section of New York (the "Bronx Facility"), and is included in amounts due from consulting customers in the accompanying consolidated balance sheets. The amounts are net of certain transactions not recorded due to realization uncertainties. Alpha Administration Corp. ("Alpha"), an entity owned by the Company's Chairman, President and Corporate Medical Director ("Certain Executive Officers"), completed its acquisition of the Bronx Facility as of April 3, 1997. In connection with this acquisition, Alpha assumed the obligations of the Bronx Facility, and all amounts due from Alpha are included in due from consulting customers as of June 30, 1997.

      The Company has advanced funds to Continental Dialysis of the Bronx, Inc. ("CDBI"), a company owned by Certain Executive Officers, for the construction and start-up operations of a new In-Center Dialysis Facility in the Bronx, New York. At June 30, 1997 and December 31, 1996, $1,440,275 and $1,176,985,
respectively, was due from CDBI and has been included in amounts due from consulting customers. The Company is also the guarantor of a lease for CDBI. CDBI commenced operations in January 1997.

      The Company, as well as Certain Executive Officers, guaranteed certain bank credit facilities of the Upper Manhattan Dialysis Center, Inc. ("UMDC") to construct the UMDC facility and to provide working capital to UMDC. The facilities were originally comprised of a $500,000 credit facility (the "Revolver") and separate loans originally totalling $1,900,000. As of June 30, 1997, an aggregate of $982,000 was outstanding under the credit facilities. Under the terms of the "Revolver," which was renewed and will mature on December 31, 1997, certain amounts due the Company are subordinated to UMDC's obligations to the bank. No assurance can be given that the bank will not call upon the guarantees of the Company or Certain Executive Officers. In addition, amounts due the Company from UMDC may not be paid if UMDC is in default under the terms of the credit facilities. Certain Executive Officers acquired an aggregate of 50% of the common stock of UMDC as of March 31, 1996. In 1994, the Company loaned certain principals of UMDC (who are not affiliated with the Company) $450,000 and UMDC an aggregate of $304,524 at a designated prime rate less 1%. Certain of these loans are due on demand and certain of these loans which were due on various stated maturity dates have been extended by the Company to become due on November 30, 1995. These notes remain outstanding as of June 30, 1997. The Company has advised the obligors under the promissory notes that the notes are in default. The Company is currently determining whether to extend the due dates pending completion of all or part of the IHS transaction. (See Note 4.) No assurance can be given that the Company will extend some or all of the promissory notes between the Company and UMDC or its shareholders. In addition, the Company provided equipment and supplies to UMDC aggregating $942,489 through June 30, 1997 at no margin. These amounts and the previously mentioned loans to UMDC and its principals, are included in amounts due from consulting customers in the accompanying consolidated balance sheets. The total amounts due from UMDC and its principals of $1,510,183 and $1,490,183 as of June 30, 1997 and December 31, 1996, respectively, are net of certain transactions not recorded due to realization uncertainties. The Company is the guarantor of a lease for UMDC.

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

      The maximum aggregate purchase price for the assets to be sold, including the assets of the consulting customers, is $13,120,000. In the event IHS exercises the UMDC Option, the Purchase Price shall be reduced by $5,750,000. The Certain Executive Officers have assigned to the Company all proceeds which they may receive upon the exercise of the UMDC Option, if any. The Company has agreed to indemnify the Certain Executive Officers to the extent of any taxes and certain other liabilities resulting from the transaction contemplated by the assignment. The sellers will retain substantially all of their cash, accounts receivable and liabilities. The purchase price will be reduced by the amount of any liabilities assumed by IHS other than real estate leases. The purchase price will be allocated among the Company and the selling consulting customers and all amounts due from selling consulting customers, are anticipated to be repaid at the closing of the transaction. The aggregate amount due from all consulting customers is $3,707,191 at June 30, 1997. The Company and IHS will enter into a consulting agreement pursuant to which the Company will provide the consulting services of certain officers of the Company to IHS over the three-year term of the agreement. The Company will also enter into a covenant not to compete with IHS. A hospital which has an affiliation agreement with UMDC has asserted a right of first refusal with respect to any transfer of the assets or stock of UMDC. Although the Company and Certain Executive Officers of the Company who hold 50% of the outstanding voting shares of UMDC do not agree that the position taken by the hospital has merit, the parties have signed an amendment (the "Amendment") to the definitive agreements. The Amendment provides that, if the transactions contemplated thereby are consummated, the purchase price for the assets, exclusive of the assets of UMDC, will be $5,120,000. If the assets ("Manhattan Assets") of UMDC or another dialysis facility which is located in Manhattan and is acceptable to IHS are later transferred to IHS, IHS will pay not less than $6,000,000 nor more than $8,000,000 for those assets and IHS may pay a market penetration bonus to the Company. The amount of the market penetration bonus is $2,000,000, less amounts in excess of $6,000,000 paid by IHS for the Manhattan Assets, if any.

      The definitive agreements were approved by the shareholders of the Company at the Annual Meeting of Shareholders on May 27, 1997. The closing of the transaction is subject to certain conditions, including without limitation, governmental approvals and the continuing accuracy of certain representations and warranties contained in the definitive agreement among the parties. In the event the transaction is not consummated, IHS is not in breach of the definitive agreement, among other things, and the Company enters into a similar transaction at a higher aggregate price with a third party, the Company may be obligated to pay a $500,000 break-up fee to IHS. No assurance can be given that IHS will receive any or all of the state licenses and approvals required to permit the consummation of the proposed transactions.

      The Company continues to operate in a highly competitive market and has experienced a decrease in patients served. In addition, the Company has incurred operating losses in the past eleven quarters. The proposed IHS transaction would provide for realization of certain recorded net asset values and provide cash for the Company's operating needs. The transaction is expected to close in the third or fourth quarter of 1997. The closing of the transaction is subject to various conditions, and no assurance can be given that the transaction will be consummated. In the event such sale is not consummated, the Company may be forced to seek additional sources of financing; however, no assurance can be given that such sources will be available. The Company's 1997 operating plan contains assumptions regarding revenue and margins consistent with historical levels and planned reductions to the Company's cost structure. The achievement of the operating plan depends heavily on maintaining existing patients and the timely reduction of costs. An inability to maintain existing patients and to reduce costs could have an adverse impact on the Company's ability to fully execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. The contingency plans include consideration of the sale of assets and additional cost reductions. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business for the remainder of 1997. However, no assurance can be given that sufficient cash will be generated from operations, that sufficient cost reductions can be achieved or that the Company will be able to sell assets on terms acceptable to the Company.

                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      Six months ended June 30, 1997 Compared With Six Months Ended June 30,
1996.

      Net Patient Revenues

      Net patient revenues of the Company are derived from providing equipment and supplies to patients (58% for the first six months of 1997 and 51% for 1996) and services (42% for 1997 and 49% for 1996), which services consist of contract nursing services and dialysis treatments provided by the Company's former New Jersey in-center facility and the Training Facility. In 1997 and 1996, 26% and 30%, respectively, of the Company's cash receipts were received under the Medicare program, while approximately 74% and 70%, respectively, of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

      Absent a sale of substantially all of the Company's assets, the Company anticipates that Medicare payments will continue to be a major source of revenue. The reimbursement rates for dialysis treatments and for Epogen, a dialysis medication, are separately determined by Medicare and are subject to change from time to time. The Medicare reimbursement rate for dialysis treatments per month per patient was $1,193 in both 1997 and 1996. The continuing profitability of the dialysis business is also dependent upon such factors as substantial government regulation and the ability to grow and remain profitable in a highly competitive industry.

      Competition for patients and referral sources in the dialysis business is substantial. The Company competes with many health care providers ranging in size from single location in-center facilities and small home health care providers to regional and national companies, and may face additional competition from others that may decide to enter into business in the geographic areas served by the Company. Many of the Company's competitors have substantially greater financial resources than the Company. In addition, the Company faces competition from other health care providers seeking acquisition candidates of the type and size which are or may in the future be sought by the Company. There is no assurance that the Company can continue to compete effectively with such providers. In the past, the Company has been successful in serving the home dialysis market. The combination of increased competition from the Company's larger competitors and the pressures to reduce reimbursement rates paid by private insurers make it difficult for the Company to maintain or improve its revenue base. There is no assurance that the Company will be successful in increasing the Company's net patient revenues.

      Net patient revenues for the six month periods were $2,458,148 in 1997 as compared with $3,084,769 in 1996. The decrease of $626,621 is attributable to a decrease of $274,711 due to the sale of the Company's former New Jersey in-center facility and its former southern New Jersey equipment and supply business in March 1996, as well as to reductions in New York sales of equipment and supplies revenues of $119,317. In addition, there were no net patient revenues related to the Company's Renal Management, Inc. subsidiary in 1997 as compared to $336,604 in 1996. These reductions in revenues were partially offset by an increase of $148,154 from the Company's Connecticut operation and $120,000 in consulting fees pertaining to the Bronx Facility.

      The Company is not permitted to operate, own or control health care facilities licensed under New York law and has, accordingly, determined to provide service in New York through consulting, administrative, or subcontracting service arrangements with Consulting Customers in New York. The Consulting Customers are partially or 100% owned by the Certain Executive Officers.

      Alpha has assumed the obligations of the National Nephrology Foundation under the terms of the Bronx Facility Agreement. The Bronx Facility Agreement provides that for a maximum annual consulting fee of $240,000, the Company will provide various administrative and consulting services to the Bronx Facility. The Company has also provided equipment and supplies to the Bronx Facility under the agreement in exchange for the Company's listed cost for the equipment and supplies. For the six months ended June 30, 1997, the Company recognized $120,000 in consulting fees from the Bronx Facility compared to $0 for the six months ended June 30, 1996 due to realization uncertainties. Effective August 1994 and January 1997, the Company entered into agreements to provide administrative and consulting services to UMDC and CDBI for monthly fees of $33,333 and $20,000, respectively. The agreements with UMDC and CDBI similarly provide for reimbursement to the Company for services rendered and for its direct costs of equipment and supplies. The UMDC agreement was automatically renewed in 1996, extends for a period of two years and is automatically renewable for successive two year periods unless either party decides to terminate. Neither the UMDC nor the CDBI consulting fee has been recorded in 1997 or 1996 due to realization uncertainties.

      Cost of Goods Sold/Cost of Services

      Cost of goods sold was $638,498 or 45% of net patient revenues attributable to equipment and supplies in the six months ended June 30, 1997 as compared with $615,861 or 39% of net patient revenues attributable to equipment and supplies in 1996. This increase in cost of goods sold as a percentage of revenues is primarily due to price increases for equipment and supplies.

      The cost of services totaled $340,103 or 33% of net patient revenues attributable to services in 1997, as compared with $458,938 or 30% of net patient revenues in 1996. This increase in cost of services as a percentage of revenues is primarily due to increases in payments to independent nursing subcontractors.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses totaled $1,979,718 in the six months ended June 30, 1997 as compared with $2,534,052 for the 1996 period. The net decrease of $554,334 is primarily comprised of a decrease in salaries, rent and other office expenses due to the sale of the Company's former Cape May Court House, New Jersey in-center facility in March 1996, as well as a decrease in costs associated with the Company's Renal Management, Inc. subsidiary.

      Provision for Doubtful Accounts

      The provision for doubtful accounts was $137,671 for the first six months of 1997 as compared with $241,617 in 1996 due primarily to a decrease in patient revenues. The provision for doubtful accounts is recorded to the extent deemed to be adequate to absorb possible losses resulting from uncollectible receivables. The Company reviews each individual account in detail to determine the collectibility of each item in the account. A reserve is established to reflect any amounts considered doubtful of collection. The calculation of doubtful accounts is based on the Company's knowledge of specific payors, past experience with the account under review and historic experience with accounts having characteristics similar to the one being reviewed. Due to the unusually long third-party reimbursement process, especially as to secondary and tertiary payors and self-pay patients, the Company often does not write off receivables for a year or more.

      As of June 30, 1997, the allowance for doubtful accounts was $660,000 as compared with $517,000 at December 31, 1996. As a percentage of receivables outstanding, such allowance was 42% at June 30, 1997, and 34% at December 31, 1996. Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of June 30, 1997 is adequate to absorb possible losses resulting from uncollectible receivables. As of June 30, 1997, $331,000 or 36% of net receivables were greater than 90 days past due.

      Depreciation and Amortization Expense

      Depreciation and amortization expense in the first six months of 1997 totaled $96,499, an increase of $30,311 from the first six months of 1996. The increase is due to new dialysis equipment placed in service in mid-1996.

      Net Interest Income

      Net interest income was $27,996 in the six months ended June 30, 1997 and $33,800 in 1996. Interest expense on the Company's debt obligations in both periods was more than offset by interest earned on the remaining proceeds from the 1996 sale of assets and rights in the Cape May Court House, New Jersey area.

      Provision for Income Taxes

      The Federal income tax provision was $0 in 1997 and $30,000 in 1996. The state income tax provision was $4,762 in 1997 and $91,730 in 1996.

      Forward Looking Statements

      Certain statements contained in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future events, acts, results, performance or achievements expressed or implied by such forward-looking statements. Certain known factors are noted in this report, including, without limitation, those set forth under the headings "Related Party Transactions," "Agreement to Sell Assets," and Management's Discussion and Analysis of Results of Operations and Financial Condition," as well as in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. Words such as "expects," anticipates," "intends," "plans," "believes," "seeks, and "estimates," are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

      The Company experienced a negative net cash flow of $272,055 during the first six months of 1997 comprised of $6,744 used in operating activites, $227,655 used in investing activities, and $37,656 used in financing activities.

      The Company has made advances to certain affiliates and Consulting Customers. In the second quarter of 1994, a note receivable of $125,868 was created for the amount due from TechTron for costs incurred by the Company on TechTron's behalf. This note bears interest at an Internal Revenue Service imputed rate for instruments having a maturity of two or more years and otherwise without a stated interest rate. Principal and accrued interest under the note was due and payable in full no later than December 31, 1996. Payment was not made, and the borrower has executed a new note which is due and payable on demand. The note has been guaranteed by Certain Executive Officers. Through June 30, 1997, the Company had advanced loans to certain principals of UMDC (who are not affiliated with the Company) aggregating $450,000 and loans to UMDC in the amount of $622,448, and had provided $942,489 of equipment and supplies to UMDC for which the Company had not yet been reimbursed. The loans bear interest at prime less 1% and are not expected to be repaid before December 31, 1997. The Company, Certain Executive Officers and the shareholders of UMDC have guaranteed UMDC's credit facilities aggregating $2,400,000, of which approximately $982,000 is outstanding as of June 30, 1997. Through December 31, 1994, Alpha had funded $565,000 of the cash requirements of the Bronx Facility with funds provided from the Company. The advances were converted into loan agreements with Alpha, bearing interest of 8%, and payable in full in 1999. The Company has loaned $57,405 to Alpha to enable Alpha to meet its obligations under its agreement with the estate of the former director of the Bronx Facility. All notes from Alpha have been guaranteed by Certain Executive Officers. As of June 30, 1997, $756,733 was due from Alpha and the Bronx facility. Total repayments made by the Bronx Facility in 1997 were $261,944. Additional 1997 advances to the Bronx Facility totaled $190,972, primarily for supplies and equipment.

      The Company has also advanced funds to CDBI for the construction and start-up costs of a new in-center dialysis facility in the Bronx, New York. At June 30, 1997, $1,440,275 had been advanced to CDBI. CDBI commenced operations in January 1997.

      The Company has also guaranteed leases for UMDC and CDBI for their respective in-center facilities in New York. Each has a 15 year term at an annual rental of $145,000 and $138,000, respectively.

      The Company expects that the cash flow from operations and from the 1996 sale of assets will be sufficient to fund its operations at least through 1997. After such time, the Company may require additional funds. The Company has no current commitments or arrangements for additional financing and there can be no assurance that additional financings, through bank borrowings, debt or equity financings or otherwise, will be available on acceptable terms, if at all.

Part II.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   No Exhibits accompany this Form 10-QSB

      (b) A report on Form 8-K was filed by the Company on May 30, 1997 concerning (1) the execution of an amendment dated May 23, 1997 to the definitive agreement to sell substantially all of the operating assets of the Company and certain of the Company's Consulting Customers to IHS of New York, Inc., and (2) the approval at the 1997 Annual Meeting of Shareholders of the Company, held on May 27, 1997, of the sale of substantially all of the assets of the Company and certain of its subsidiaries to IHS of New York, Inc.

      (c) A report on Form 8-K was filed by the Company on July 30, 1997 concerning the resignation of Jeffrey A. Claman from the Company's Board of Directors.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CONTINENTAL CHOICE CARE, INC.
                                   Registrant


Date: August 12, 1997          By: /s/ Steven L. Trenk
                                  ------------------------------------
                                   STEVEN L. TRENK
                                   President and Chief Operating
                                   Officer and Director


Date: August  12, 1997         By: /s/ Ronald A. Lefkon
                                  ------------------------------------
                                   RONALD A. LEFKON
                                   Chief Financial Officer