Form 10QSB
period 1997-09-30
CONTINENTAL CHOICE CARE INC
filed 1997-11-14
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended      September 30, 1997

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

  Applicable only to corporate issuers.

  Shares outstanding as of November 12, 1997 3,237,500 shares of common stock, no par value.

  Transitional Small Business Disclosure Format:   Yes ____   No     X

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                               SEPTEMBER 30, 1997




PART I.                                     FINANCIAL INFORMATION


         The comparative consolidated balance sheets and statements of operations and cash flows for Continental Choice Care, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

         The consolidated financial statements and accompanying financial information as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company as included in its Form 10-KSB filed with the Securities and Exchange Commission.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                           SEPT. 30, 1997    DEC. 31, 1996
                                                                                ---------------    -------------
                                                                                     (unaudited)
Current Assets:
Cash including restricted cash of $200,000...................................      $   863,404        $1,418,054
Accounts receivable, less allowance for doubtful accounts  of $646,000
    at September 30, 1997 and $517,000 at December 31, 1996..................          893,882           989,363
Current portion of amounts due from consulting customers.....................        2,848,494               -0-
Supplies inventories.........................................................           38,432            52,028
Deferred tax asset...........................................................          125,000           125,000
Other current assets.........................................................           63,760           129,163
                                                                                 -------------      ------------
   Total current assets .....................................................        4,832,972         2,713,608
Amounts due from affiliates..................................................          186,864           779,273
Amounts due from consulting customers, less current portion..................        1,510,183         2,872,468
Property and equipment, at cost, less accumulated depreciation...............          582,821           691,237
Other assets.................................................................           35,694            57,907
                                                                                --------------     -------------
                                                                                   $ 7,148,534        $7,114,493


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable.............................................................       $1,797,869        $1,408,939
Accrued expenses ............................................................          942,416           611,344
Current portion of notes payable and obligations under
   capital leases............................................................           39,974            57,643
Income taxes payable.........................................................               -0-           48,939
                                                                                   -----------       -----------
   Total current liabilities ................................................        2,780,259         2,126,865
                                                                                   -----------       -----------
Notes payable and obligations under capital leases,
   less current portion......................................................           34,338            64,319
                                                                                 -------------     -------------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding.....              ---              ---
Common stock, no par value, 10,000,000 shares authorized
   3,237,500 shares issued and outstanding
   at September 30, 1997 and December 31, 1996...............................       5,464,061         5,464,061
Paid-in capital..............................................................             500               500
Accumulated deficit..........................................................      (1,130,624)         (541,252)
                                                                                  ------------      ------------
Total stockholders' equity...................................................       4,333,937          4,923,309
                                                                                  ------------       -----------
                                                                                   $7,148,534         $7,114,493

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPT. 30, 1997 SEPT. 30, 1996     SEPT. 30, 1997  SEPT. 30, 1996
                                                  -------------- --------------     --------------  --------------


Net Patient Revenues:
   Equipment and supplies......................    $ 690,828     $   753,958        $ 2,121,449      $2,317,871
   Services....................................      948,707         418,673          1,976,234       1,939,530
                                                  -----------    ------------         ----------    -----------

         Total net patient revenues............    1,639,535       1,172,631          4,097,683       4,257,401
                                                   ----------      ----------        -----------    -----------

Costs and Expenses:
   Cost of goods sold..........................      310,617         346,866            949,115         962,726
   Cost of services............................      161,392         196,786            501,495         655,724
   Provision for doubtful accounts.............       12,027          56,400            149,698         298,018
   Selling, general and administrative.........      994,094       1,205,540          2,973,812       3,739,592
   Depreciation and amortization...............       39,074          33,040            135,573          99,228
   Interest income, net........................       (6,552)        (20,803)           (34,548)        (54,603)
                                                 ------------     -----------         ----------     -----------

                 Total costs and expenses......    1,510,652       1,817,829          4,675,145       5,700,685
                                                   ----------      ---------          ----------      ---------

Income (loss) from operations..................       128,883       (645,198)          (577,462)     (1,443,284)

Gain on sale of former New Jersey in-center
   facility and certain other assets...........            -0-            -0-                -0-      1,749,080
                                                 ------------     -----------         ----------     -----------

Income (loss) before income taxes..............       128,883       (645,198)          (577,462)        305,796

Provision for income taxes.....................         7,148          2,550             11,910         124,280
                                               --------------- --------------    ---------------     ----------

                 Net income (loss).............  $    121,735      $(647,748)     $    (589,372)      $ 181,516
                                                 ============      ==========     ==============      =========

Net income (loss) per share....................  $        .04      $    (.20)     $        (.18)      $     .06
                                                 ============      ==========     ==============      =========
Weighted average number of shares
    outstanding................................    3,237,500       3,237,500          3,237,500       3,237,500
                                                 ============     ===========      =============      =========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        NINE MONTHS ENDED
                                                                                SEPT. 30, 1997     SEPT. 30, 1996
                                                                                --------------     --------------
                                                                                 (UNAUDITED)         (UNAUDITED)
Cash Flows From Operating Activities:
   Net income (loss) ....................................................         $(589,372)          $   181,516
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities --
         Depreciation and amortization...................................           135,573                99,228
         Provision for doubtful accounts.................................           149,698               298,018
         Gain on sale of former New Jersey in-center facility............                -0-           (1,749,080)
     Decrease (increase) in accounts receivable..........................           (54,217)              657,008
     Decrease in supplies inventories....................................            13,596                 6,247
     Decrease (increase) in other assets.................................            87,616              (299,374)
     Increase in amounts due from affiliates ............................           (29,996)              (10,000)
     Increase in amounts receivable from consulting customers............          (498,585)                   -0-
     Increase (decrease) in accounts payable.............................           388,930              (382,786)
     Increase (decrease) in accrued expenses.............................           331,072               (35,352)
     Increase (decrease) in income taxes payable.........................           (48,939)              101,111
                                                                                  ----------         ------------
         Net cash used in operating activities...........................          (114,624)           (1,133,464)
                                                                                   ---------          ------------

Cash Flows From Investing Activities:
   Proceeds from sale of former New Jersey in-center facility
   and certain other assets .............................................                -0-          2,010,330
   Amounts loaned or advanced to consulting customers....................          (812,300)           (930,424)
   Amounts repaid by consulting customers................................           447,081             800,317
   Purchases of property and equipment...................................           (27,157)           (167,591)
                                                                                  ----------         -----------
         Net cash provided from (used in) investing activities...........          (392,376)          1,712,632
                                                                                   ---------         ----------

Cash Flows From Financing Activities:
   Principal payments on notes payable and obligations under
   capital leases........................................................           (47,650)            (47,887)
                                                                                 -----------       -------------

Net increase (decrease) in cash..........................................          (554,650)             531,281
Cash, beginning of year..................................................         1,418,054            1,341,955
                                                                                  ----------        ------------
Cash, end of period......................................................         $ 863,404           $1,873,236
                                                                                  ==========          ==========

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for income taxes.......................        $   24,730          $    60,455
                                                                                 ===========         ===========
      Cash paid during the period for interest...........................        $      449          $       354
                                                                               =============       =============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) EARNINGS PER SHARE:

         On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, will require restatement of prior years' earnings per share. If the Company had adopted Statement 128 for the period ending September 30, 1997, there would have been no effect on net loss per common share, on either the basic or diluted basis.


(2) SALE OF ASSETS:

         Effective October 8, 1997, the Company, other than its Renal Management, Inc. subsidiary, completed the sale of substantially all of its dialysis related assets to IHS of New York, Inc., a New York corporation ("IHS"). In addition, Alpha Administration Corp.("Alpha"), the operator of the South Bronx Kidney Center, and Continental Dialysis Center of the Bronx, Inc. ("CDBI") sold substantially all of their respective assets to IHS. Prior to the sale, the Company provided consulting and administrative services to Alpha and CDBI. The assets of the Upper Manhattan Dialysis Center, Inc. ("UMDC"), a New York corporation to which the Company also provides consulting and administrative services, were not included in the sale transaction (the "Sale"). The aggregate price paid by IHS at the closing of the Sale was $5,120,000, of which $500,000 was placed in an escrow to secure certain contingent obligations of the sellers and approximately $430,000 was placed in a separate escrow to secure the payment of certain outstanding obligations of the sellers to third parties. The sellers retained substantially all of their cash, accounts receivable and liabilities. The Company and IHS entered into a consulting agreement pursuant to which the Company will provide certain consulting services to IHS over the three-year term of the agreement in consideration of an aggregate of $1,000,000 payable by IHS to the Company over the term of the agreement. The Company also entered into a Non- Competition Agreement with IHS pursuant to which the Company, CDBI, Alpha and certain officers and directors of each of them agreed not to engage in certain activities in competition with IHS in certain specified areas for a period of five years following October 8, 1997.

         The $5,120,000 purchase price was allocated $2,620,000 to the Company, $900,000 to Alpha and $1,600,000 to CDBI. Substantially all amounts allocated to Alpha and CDBI, plus all accounts receivable, cash and cash equivalents retained by Alpha and CDBI in the Sale will be used to pay outstanding liabilities of those entities, including substantially all amounts in accrued and current consulting and administrative fees and other amounts due to the Company. Certain executive officers of the Company who own common stock of Alpha and CDBI ("Certain Executive Officers") previously assigned to the Company all proceeds, if any, which they might otherwise receive upon the sale of those entities. The Company has agreed to indemnify the Certain Executive Officers to the extent of any taxes and certain other liabilities resulting from the transaction contemplated by the assignment.

         The following unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 1997 has been prepared to illustrate the estimated effects of the Sale, as if the Sale was effective as of January 1, 1997. This statement includes historical revenues and costs of the Company adjusted for the effects of the Sale, including first nine months consulting fee to be received from purchaser under contractual obligation. This statement does not purport to represent what the Company's results of operations would actually have been if the Sale had, in fact, occurred on such date, nor does it purport to project the results of operations for any future period.

             UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         Total revenues-- Consulting fees..................          $250,000
                                                                   ----------
         Costs and Expenses:
              Selling, general and administrative..........         1,774,432
              Depreciation and amortization................            25,226
              Interest income, net.........................           (33,461)
                                                                   ----------
         Total costs and expenses..........................        (1,766,197)
                                                                   ----------
         Loss from operations..............................        (1,516,197)
         Provision for income taxes........................               575
         Net loss..........................................       $(1,516,772)
                                                                   ----------
         Net loss per share................................       $      (.47)
                                                                   ===========

(3) RELATED PARTY TRANSACTIONS:

         As of September 30, 1997 and December 31, 1996, $1,298,930 and $827,705, respectively, was due from Alpha, and is included in amounts due from consulting customers in the accompanying consolidated balance sheets.
The $827,705 due from Alpha as of December 31, 1996 includes $205,300 due from the Bronx Facility as of that date, which amount was assumed by Alpha upon its acquisition of the Bronx Facility.

              The Company advanced funds to CDBI for the construction and start-up operations of a new in-center dialysis facility in the Bronx, New York. At September 30, 1997 and December 31, 1996, $1,549,564 and $1,176,985,
respectively, was due from CDBI and has been included in amounts due from consulting customers. The amounts are net of certain transactions not recorded due to realization uncertainties. CDBI commenced operations in January 1997.

         The Company, as well as Certain Executive Officers, guaranteed certain bank credit facilities of UMDC of which an aggregate of $802,000 was outstanding as of September 30, 1997. Under the terms of the "Revolver," which was renewed and will mature on December 31, 1997, certain amounts due the Company are subordinated to UMDC's obligations to the bank. In connection with the Sale and in connection with the failure of UMDC to maintain certain debt coverage ratios contained in the loan agreements relating to the bank credit facilities, the bank has demanded $221,000 in additional collateral. No assurance can be given that UMDC will have sufficient funds to provide the additional collateral or that the Company or Certain Executive Officers will not have to provide some or all of such additional collateral to the bank. No assurance can be given that the bank will not call upon the guarantees of the Company or Certain Executive Officers. In addition, amounts due the Company from UMDC may not be paid if UMDC is in default under the terms of the credit facilities. In 1994, the Company loaned certain principals of UMDC (who are not affiliated with the Company) $450,000 and UMDC an aggregate of $304,524 at a designated prime rate less 1%. Certain of these loans are due on demand and certain of these loans which were due on various stated maturity dates have been extended by the Company to become due on November 30, 1995. These notes remain outstanding as of September 30, 1997. The Company has advised the obligors under the promissory notes that the notes are in default. The Company is currently determining whether to extend the due dates further. No assurance can be given that the Company will extend some or all of the promissory notes between the Company and UMDC or its shareholders. In addition, the Company provided equipment and supplies to UMDC aggregating $946,110 through September 30, 1997 at no margin. These amounts and the previously mentioned loans to UMDC and its principals, are included in amounts due from consulting customers in the accompanying consolidated balance sheets. The total amounts due from UMDC and its principals of $1,510,183 and $1,490,183 as of September 30, 1997 and December 31, 1996, respectively, are net of certain transactions not recorded due to realization uncertainties. The Company is the guarantor of a lease for UMDC.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         Nine Months Ended September 30, 1997 Compared With Nine Months Ended September 30, 1996.

     NET PATIENT REVENUES

         Net patient revenues of the Company were derived from providing equipment and supplies to patients (52% for the first nine months of 1997 and 54% for 1996) and services (48% for 1997 and 46% for 1996), which services consisted of consulting services, contract nursing services and dialysis treatments provided by the Company's former New Jersey in-center facility and Training Facility. In 1997 and 1996, 27% and 30%, respectively, of the Company's cash receipts were received under the Medicare program, while approximately 73% and 70%, respectively, of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

         Net patient revenues for the nine month periods were $4,097,683 in 1997 as compared with $4,257,401 in 1996. The decrease of $159,718 is attributable to a decrease of $274,711 due to the sale of the Company's former New Jersey in-center facility and its former southern New Jersey equipment and supply business in March 1996, as well as to reductions in New York sales of equipment and supplies revenues of $175,091. In addition, there were no net patient revenues related to the Company's Renal Management, Inc. subsidiary in 1997 as compared to $336,604 in 1996. These reductions in revenues were partially offset by an increase of $169,304 from the Company's Connecticut operation and $640,000 in consulting fees pertaining to the Bronx Facility.

         For the nine months ended September 30, 1997, the Company recognized $180,000 in current year consulting fees from the Bronx Facility as well as $480,000 in such fees not recognized in prior years due to realization uncertainties, compared to $0 for the nine months ended September 30, 1996. Effective August 1994 and January 1997, the Company entered into agreements to provide administrative and consulting services to UMDC and CDBI for monthly fees of $33,333 and $20,000, respectively. The agreements with UMDC and CDBI provide for reimbursement to the Company for services rendered and for its direct costs of equipment and supplies. The UMDC agreement was automatically renewed in 1996, extends for a period of two years and is automatically renewable for successive two year periods unless either party decides to terminate. Neither the UMDC nor the CDBI consulting fee has been recorded in 1997 or 1996 due to realization uncertainties.

     COST OF GOODS SOLD/COST OF SERVICES

         Cost of goods sold was $949,115 or 45% of net patient revenues attributable to equipment and supplies in the nine months ended September 30, 1997 as compared with $962,726 or 42% of net patient revenues attributable to equipment and supplies in 1996. This increase in cost of goods sold as a percentage of revenues is primarily due to price increases for equipment and supplies.

         The cost of services totaled $501,495 or 25% of net patient revenues attributable to services in 1997, as compared with $655,724 or 34% of net patient revenues in 1996. This decrease in cost of services as a percentage of revenues is due to the recognition of prior year Bronx Facility consulting fees.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses totaled $2,973,812 in the nine months ended September 30, 1997 as compared with $3,739,592 for the 1996 period. The net decrease of $765,780 is primarily comprised of a decrease in salaries, rent and other office expenses due to the sale of the Company's former Cape May Court House, New Jersey in-center facility in March

1996, as well as a decrease in costs associated with the Company's Renal Management, Inc. subsidiary.

     PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts was $149,698 for the first nine months of 1997 as compared with $298,018 in 1996 due primarily to a decrease in patient revenues. The provision for doubtful accounts is recorded to the extent deemed to be adequate to absorb possible losses resulting from uncollectible receivables. The Company reviews each individual account in detail to determine the collectibility of each item in the account. A reserve is established to reflect any amounts considered doubtful of collection. The calculation of doubtful accounts is based on the Company's knowledge of specific payors, past experience with the account under review and historic experience with accounts having characteristics similar to the one being reviewed. Due to the unusually long third-party reimbursement process, especially as to secondary and tertiary payors and self-pay patients, the Company often does not write off receivables for a year or more.

         As of September 30, 1997, the allowance for doubtful accounts was $646,000 as compared with $517,000 at December 31, 1996. As a percentage of receivables outstanding, such allowance was 42% at September 30, 1997, and 34% at December 31, 1996. Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of September 30, 1997 is adequate to absorb possible losses resulting from uncollectible receivables. As of September 30, 1997, $453,000 or 51% of net receivables were greater than 90 days past due.

     DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense in the first nine months of 1997 totaled $135,573, an increase of $36,345 from the first nine months of 1996. The increase is due to new dialysis equipment placed in service in mid-1996.

     NET INTEREST INCOME

         Net interest income was $34,548 in the nine months ended September 30, 1997 and $54,603 in 1996. Interest expense on the Company's debt obligations in both periods was more than offset by interest earned on the remaining proceeds from the 1996 sale of assets and rights in the Cape May Court House, New Jersey area.

     PROVISION FOR INCOME TAXES

         The Federal income tax provision was $0 in 1997 and $30,000 in 1996. The state income tax provision was $11,910 in 1997 and $94,280 in 1996.

     FORWARD LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future events, acts, results, performance or achievements expressed or implied by such forward-looking statements. Certain known factors are noted in this report, including, without limitation, those set forth under the headings "Related Party Transactions," "Sale of Assets," and Management's Discussion and Analysis of Results of Operations and Financial Condition," as well as in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. Words such as "expects," anticipates," "intends," "plans," "believes," "seeks, and "estimates," are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

LIQUIDITY AND CAPITAL RESOURCES

         The Company experienced a negative net cash flow of $554,650 during the first nine months of 1997 comprised of $114,624 used in operating activities, $392,376 used in investing activities, and $47,650 used in financing activities.

         Through September 30, 1997, the Company had advanced loans to certain principals of UMDC (who are not affiliated with the Company) aggregating $450,000 and loans to UMDC in the amount of $622,448, and had provided $946,110 of equipment and supplies to UMDC for which the Company had not yet been reimbursed. The loans bear interest at prime less 1% and are not expected to be repaid before December 31, 1997. The Company, Certain Executive Officers and the shareholders of UMDC have guaranteed UMDC's credit facilities aggregating $2,400,000, of which approximately $802,000 is outstanding as of September 30, 1997.

         As of September 30, 1997, $1,298,930 was due from Alpha and the Bronx Facility. Total repayments made by the Bronx Facility in 1997 were $377,887. Additional 1997 advances to the Bronx Facility totaled $350,526, primarily for supplies and equipment.

         The Company has also advanced funds to CDBI for the construction and start-up costs of a new in-center dialysis facility in the Bronx, New York. At September 30, 1997, $1,549,564 was due from CDBI. Repayments made by CDBI in 1997 totaled $69,194, while $441,774 was advanced to CDBI.

         The Company has also guaranteed a lease for UMDC for its in-center facility in New York. The lease has a 15-year term at an annual rental of $145,000.

         The Company intends to utilize the proceeds from the Sale (see Note 2) to acquire or merge with one or more entities, either within or outside of the healthcare industry. In the interim, the proceeds will be invested in short to medium term U.S. Government obligations. The Company has taken steps to reduce its corporate payroll and expenses until such time as an increase is warranted. The Company expects that the cash flow from the Sale and the collection of accounts receivable will be sufficient to fund its operations at least through 1998. After such time, the Company may require additional funds. The Company has no current commitments or arrangements for additional financing and there can be no assurance that additional financings, through bank borrowings, debt or equity financings or otherwise, will be available on acceptable terms, if at all.


PART II.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)   No Exhibits accompany this Form 10-QSB

           (b) A report on Form 8-K was filed by the Company on October 15, 1997 concerning the completion of the Sale.

                                   SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONTINENTAL CHOICE CARE, INC.
                                        Registrant


Date: November 12, 1997                By: /s/ Steven L. Trenk
                                           -------------------
                                           STEVEN L. TRENK
                                           President and Chief Operating
                                           Officer and Director



Date: November 12, 1997                By: /s/ Ronald A. Lefkon
                                           --------------------
                                           RONALD A. LEFKON
                                           Chief Financial Officer

                                   SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CONTINENTAL CHOICE CARE, INC.
                                          Registrant


Date: November 12, 1997               By: _________________________
                                          STEVEN L. TRENK
                                          President and Chief Operating
                                          Officer and Director



Date: November 12, 1997               By: __________________________
                                          RONALD A. LEFKON
                                          Chief Financial Officer