Form 10KSB
period 1997-12-31
CONTINENTAL CHOICE CARE INC
filed 1998-03-31
CIK 922488

----------------------------------------------------------------------------
----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

  [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
      Act Of 1934 for the fiscal year ended December 31, 1997

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

         Issuer's Telephone Number, Including Area Code: (973) 593-0500

             Securities registered under Section 12(b) of the Act:

                                      None

             Securities registered under Section 12(g) of the Act:

                                  Common Stock

        Warrants, each to purchase one share of Common Stock Units, each comprised of one share of Common Stock and one Warrant

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuers's revenues for its most recent fiscal year:  $4,365,749

As of March 20, 1998, 3,237,500 common shares were outstanding, and the aggregate market value of the common shares of Continental Choice Care, Inc. held by non-affiliates was approximately $2,974,270.

                       Documents Incorporated By Reference

        Document Incorporated                         Part of Report
            By Reference                        Into Which Incorporated

Proxy Statement for 1998 Annual Meeting
 of Shareholders                                      Part III

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

----------------------------------------------------------------------------

         This Annual Report on Form 10-KSB contains "forward-looking statements" that are based on management's assumptions, estimates and projections. The Company's actual results could differ materially from the results anticipated in such forward-looking statements as a result of known and unknown risks, uncertainties and other factors. Certain factors which could cause actual results to differ and which are known to the Company are set forth in, without limitation, the Items of this Annual Report designated "Item 1. Business,""Item
5. Market for Company Common Stock and Related Security Holder Matters" and "Item 6. Management's Discussion and Analysis."

Item 1.           Business

General

         Continental Choice Care, Inc. is a New Jersey corporation incorporated in December 1993 in connection with the reorganization of the health care related subsidiaries and affiliated companies of TechTron, Inc., a Delaware corporation ("TechTron"). Continental Choice Care, Inc. and its subsidiaries are referred to collectively as the "Company." Prior to the sale of substantially all of the Company's operating assets (see "Recent Developments") the Company was engaged primarily in the business of providing dialysis related equipment, services and supplies to individuals in their homes and other residential alternative sites, including prisons and nursing homes, and owned and operated a training center in Linden, New Jersey to train individual clients in the self-administration of dialysis treatments. The Company previously owned and operated an in-center facility in Cape May Court House, New Jersey for the provision of in-center dialysis for the Company's clients. The Cape May Court House facility was sold by the Company in 1996. The Company was also engaged in the provision of consulting and administrative services and acute care dialysis nursing placement services. Consulting and administrative services were provided by the Company to Upper Manhattan Dialysis Center, Inc. ("UMDC"), Alpha Administration Corp. ("Alpha") and Continental Dialysis Center of the Bronx, Inc. ("CDBI"), each of which is a New York corporation. Alpha, CDBI and UMDC are sometimes referred to collectively as the "Consulting Customers". All of the outstanding common stock of Alpha and CDBI and 50% of the outstanding common stock of UMDC is owned by Alvin S. Trenk, Steven L. Trenk and Martin G. Jacobs, M.D., the Company's Chairman, President and Corporate Medical Director, respectively (collectively, the "Certain Executive Officers").

Recent Developments

     UMDC Sale of Assets

         At a closing effective on January 29, 1998 (the "First RRI Closing"), UMDC sold substantially all of its assets to Renal Research Institute, LLC ("RRI") pursuant to the terms of an Asset Purchase Agreement (the "RRI Purchase Agreement") among UMDC, RRI and the shareholders of UMDC. RRI is a joint venture between Fresenius Medical Care, N.A. and Beth Israel Medical Center.

         At the First RRI Closing, RRI paid approximately $4,174,000, in partial payment of an aggregate purchase price of approximately $7,984,000, for the assets of UMDC. UMDC retained its accounts receivable, cash and cash equivalents in the transaction, as well as certain liabilities of UMDC outstanding as of the date of First RRI Closing.

         Under New York law, ownership of a New York health care facility such as UMDC generally cannot be sold or otherwise transferred without the approval ("NY Approval") of the New York State Department of Health ("NYDH"). Further, due to the fact that RRI is neither a natural person nor a New York health care facility, New York law prohibits RRI from owning and operating UMDC. See "Operations - Consulting Services and Subcontracting" and "Governmental Regulation - New York Health Care Licensure Requirements." Under the terms of the RRI Purchase Agreement, Beth Israel Medical Center has applied for a NY Approval to own and operate the in-center dialysis facility currently operated by UMDC. In the event NY Approval is received, RRI is expected to promptly pay the remainder of the purchase price for the assets of UMDC at a second closing (the "RRI Second Closing"). The remainder of the UMDC purchase price is approximately $3,810,000, of which approximately $2,375,000 is additional purchase price for the assets of UMDC and $1,435,000 will be paid for a covenant not to compete. The aggregate purchase price paid as of the RRI Second Closing is expected to be reduced by the net value of certain current assets retained by UMDC as of the RRI Second Closing, including without limitation, cash and accounts receivable. There can be no assurance that the NY Approval will be granted by NYDH or that the RRI Second Closing will otherwise occur.

         The Company and Certain Executive Officers previously guaranteed certain bank debt of UMDC, of which approximately $628,000 was outstanding as of the date of the First RRI Closing. See "Liquidity and Capital Resources". As of the First RRI Closing, $3,452,000 was due from UMDC to the Company for monies loaned to UMDC and additional non-bank liabilities incurred by the Company on behalf of UMDC and certain of its shareholders. Further, as of the date of the sale, UMDC owed the Company approximately $1,389,000 in various accrued consulting and service fees. See "Consulting Services and Subcontracting." The Company has not recorded certain transactions relating to the foregoing transactions, approximating $2,176,000 through December 31, 1997 due to realization uncertainties.

         The Company expects to receive an aggregate of approximately $4,500,000 from UMDC from the proceeds of the transaction and from the operations of UMDC. There can be no assurance that the RRI Second Closing will occur. In the event the RRI Second Closing does occur, there can be no assurance that the Company will receive additional amounts due it or, if received, that such amounts will be received in the near term. At the time of the First RRI Closing, the Company received approximately $2,665,000. In addition, at the First RRI Closing, UMDC paid its remaining outstanding bank debt, which was guaranteed by the Company and Certain Executive Officers. The Company's guaranty of the UMDC bank debt was partially secured by a deposit of $250,000 held by the lending bank. The guaranties to the extent related to UMDC and the deposit were released to the Company following the First RRI Closing.

         Pending the NY Approval, RRI and UMDC have entered into a Consulting and Administrative Services Agreement (the "RRI Consulting Agreement") pursuant to which RRI will provide UMDC with the use of the assets sold by UMDC to RRI and RRI will provide certain other enumerated services to UMDC in exchange for a consulting fee. RRI's fee is not payable, and accrues to the extent not paid, during any month in which UMDC does not retain a minimum of $28,000 of cash from net income. As discussed below, the Company is entitled to receive a portion of funds derived from the operations of UMDC. UMDC has advised the Company that it expects to earn net income of approximately $252,000 after the First RRI Closing and pending the NY Approval if the NY Approval is granted in November 1998. The amount of monthly net income which UMDC expects to earn during the term of the RRI Consulting Agreement is subject to substantial variation based on a wide variety of factors and no assurance can be given that such amount will be attained or that UMDC will not operate on a break even basis or suffer losses during the relevant periods.

         In connection with the transaction, the Company terminated its consulting and administrative services agreement with UMDC. Pursuant to the terms of an Agreement and Release among the Company, UMDC and the shareholders of UMDC, the parties agreed that all amounts payable after the First RRI Closing from the RRI transaction or otherwise payable or paid to UMDC would generally be distributed first to the Company in the amount of $516,663, second to the physician shareholders of UMDC in the amount of $135,000, third to the Company in the amount of $270,000 and thereafter, with respect to all remaining amounts, 25% of each dollar to Jonathan Lorch, M.D., 25% of each dollar to Stanley Cortell, M.D., and 50% of each dollar to the Company. To the extent the aggregate amount paid to the Company shall exceed $5,000,000, the agreement provides that any excess payments otherwise due to the Company are to be paid to Certain Executive Officers. However, any such monies are subject to an agreement among the Company and Certain Executive Officers pursuant to which the Certain Executive Officers generally assign all monies received by them in connection with the New York Consulting Customers to the Company and the Company indemnifies the Certain Executive Officers for any tax liability arising from such assignment.

         In the event the NY Approval is not granted before February 2000 or upon the occurrence of certain other events, UMDC and RRI may extend the term of the RRI Consulting Agreement or may enter into a joint sale of UMDC. In addition, upon the occurrence of certain events, the RRI Consulting Agreement may be terminated, in which event UMDC will be required to repurchase its assets at a fixed monthly rate over a term of years, unless sooner paid. In addition, UMDC and its shareholders, including Certain Executive Officers, have indemnified RRI against damages arising from certain breaches of the Purchase Agreement.

         No assurance can be given that the NY Approval will be granted or that the transactions contemplated by the RRI Purchase Agreement or the RRI Consulting Agreement will otherwise be consummated or that NYDH will not seek to modify or terminate the arrangements between UMDC and RRI. No assurance can be given that UMDC will earn sufficient net income to be able to make payments to the Company during the term of the RRI Consulting Agreement or that UMDC will not suffer losses during the term of the RRI Consulting Agreement. In the event of a breach of the covenant not to compete, no assurance can be given that the Company will not be obligated to pay damages to RRI. No assurance can be given that Certain Executive Officers will not incur costs, expenses, liabilities or damages which are subject to indemnity by the Company in connection with the Purchase Agreement, the RRI Consulting Agreement, the ownership and operation of UMDC or any covenant not to compete.

     Sale of Assets to IHS of New York, Inc.

         The Company, other than Renal Management, Inc. ("RMI"), as well as CDBI and Alpha, (collectively, the "IHS Sellers") sold substantially all of their respective assets to IHS of New York, Inc., a New York corporation ("IHS") at a closing effective October 8, 1997. The transaction was closed pursuant to the terms of an Asset Purchase Agreement among the Company, CDBI and Alpha dated February 12, 1997, as amended (the "IHS Purchase Agreement") on substantially the terms approved by the shareholders of Continental Choice Care, Inc. The assets sold did not include cash, cash equivalents, accounts receivable, or other related assets. In addition, International Health Specialists, Inc., an affiliate of IHS, executed a guaranty of all obligations of IHS to close the transactions contemplated by the IHS Purchase Agreement and to pay the purchase price.

         The purchase price for the assets was $5,120,000. $500,000 of the purchase price was placed in escrow pursuant to an escrow agreement to secure the indemnity obligations of the IHS Sellers to IHS under the terms of the IHS Purchase Agreement. Pursuant to the terms of the escrow, $250,000 of the escrowed amount is to be released to the Company on April 8, 1998, $125,000 is to be released to the Company on October 8, 1998 and $125,000 is to be released to the Company on April 8, 1999. The Company is not aware of any pending or threatened claims against the escrowed funds.

         In addition to the IHS Purchase Agreement and related escrow agreements, the Company and IHS entered into a consulting agreement (the "IHS Consulting Agreement"). Under the terms of the IHS Consulting Agreement, the Company has agreed to provide the consulting services of the Certain Executive Officers to IHS for a period of three years in exchange for aggregate payments of $1,000,000 from IHS to the Company payable over the term of the IHS Consulting Agreement. The IHS Consulting Agreement may be terminated by IHS in the event the Company is unable to provide the services of two or more of the Certain Executive Officers or upon a breach by the Company or the Certain Executive Officers of the terms of the IHS Consulting Agreement. The Company is entitled to terminate the IHS Consulting Agreement and IHS will thereafter be relieved of its obligation to make payments under the IHS Consulting Agreement. IHS may terminate the IHS Consulting Agreement at any time on 90 days' notice, provided that thereafter IHS is required to continue making payments to the Company in accordance with the agreement.

         IHS has advised the Company and the Certain Executive Officers that IHS has, to date, failed to obtain final NY Approval to become the duly licensed owner and operator of CDBI and South Bronx Kidney Center ("SBKC"), currently owned and operated by Alpha. As a result, Alpha and CDBI currently remain the owners and operators of the New York in-center facilities other than those owned by UMDC. Alpha and CDBI are currently negotiating with IHS to enter into consulting and service agreements with IHS pursuant to which IHS would provide certain services to the New York facilities and would make the assets acquired by IHS available to Alpha and CDBI. No assurance can be given that IHS will receive any or all of the state licenses and approvals required to permit IHS to own and operate the facilities. The failure of IHS to obtain NY Approvals could cause IHS to be unable to pay amounts due to the Company under the terms of the IHS Consulting Agreement. Further, in the event IHS is unable to obtain NY Approval and the parties are unable to negotiate the terms of consulting and service agreements, Alpha and CDBI could be required to close the SBKC and CDBI facilities. In such event, or in the event Alpha or CDBI incur liabilities or penalties not indemnified by IHS pursuant to the IHS Purchase Agreement, the Certain Executive Officers could incur liabilities for which they may be able to seek indemnity from the Company. If and to the extent the Certain Executive Officers are entitled to indemnification, the Company could incur costs and expenses, which could have a material adverse effect on the consolidated financial condition of the Company.

         The Company and the Certain Executive Officers agreed not to compete in the dialysis treatment and certain related businesses (i) in the case of IHS, within 25 miles of any business acquired by IHS for a period of five years following October 8, 1997 and (ii) in the case of RRI, generally within the Borough of Manhattan, New York for a period of ten years following January 29, 1998. Further, the Company and Certain Executive Officers remain subject to a Covenant Not to Compete which obligates each of them to refrain from competing with Renal Treatment Centers, Inc. and certain of its subsidiaries in New Jersey within 35 miles of Cape May Court House, New Jersey in certain businesses for a term of seven years. The covenants not to compete do not restrict RMI from engaging in the renal disease state management and physician practice management businesses.

     Certain Post Sale Matters

         Although the Board of Directors of the Company (the "Board") is currently investigating prospective merger and acquisition candidates, the Board has not determined the specific application of the proceeds from the IHS transaction (including amounts payable pursuant to the Consulting Agreement) and the amounts paid and payable to the Company from the sale of UMDC's assets to RRI and from the ongoing operations of UMDC (collectively, the "Proceeds"). The Board does not currently intend to distribute the Proceeds to the Company's shareholders. However, the uses of the Proceeds currently being considered by the Board include the development, acquisition or investment in or merger with new or existing businesses and general business purposes. Such activities could include the acquisition of an entire company or companies, or divisions thereof, either through a merger or a purchase of assets, as well as an investment in the securities of a company or companies or, alternatively, a combination with another business in which the Company would not be the surviving corporation. The Company has had preliminary discussions concerning some acquisitions. There can be no assurance that the Company will be successful in its efforts. Redeployment of the Company's assets into new investments and businesses entails risk to the shareholders. Although the Company does not presently intend to spend in excess of the net cash Proceeds in any future acquisitions or investments, it is possible that future transactions could require additional funds. Sources of funds could include bank and other third party borrowings or the sale of debt or equity securities. There can be no assurance that the Company would be successful in obtaining any required additional funds.

     Personal Holding Company Considerations

         Section 541 of the Internal Revenue Code of 1986, as amended (the "IRC") subjects a corporation which is a "personal holding company," as defined in the IRC, to a 39.6% penalty tax on undistributed personal holding company income in addition to the corporation's normal income tax. While the Company does not currently come within the definition of a "personal holding company," certain events could cause the Company to be subject to the penalty tax. See, "Certain Tax Matters."

     Nasdaq Listing Considerations

         The Nasdaq Stock Market, Inc. ("Nasdaq") has advised the Company that Nasdaq is likely to seek a delisting of the Company's securities from trading in the event the Company is a "public shell" following the consummation of the asset sale transactions. Further, the Company does not currently meet the continuing listing requirements for the national market system adopted by Nasdaq in February 1998. No assurance can be given that Nasdaq will not determine that the Company constitutes a "public shell" or otherwise delist the Company's securities from the national market system. See, "Item 5. Market for Company Common Stock and Related Security Holder Matters."

     Investment Company Act Considerations

     The Investment Company Act of 1940, as amended ("1940 Act"), requires the registration of, and imposes various substantive restrictions on, certain companies that engage primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities, or that fail certain statistical tests regarding the composition of assets and sources of income, and are not primarily engaged in businesses other than investing, holding, owning or trading securities. The Company intends to engage in businesses other than investing, reinvesting, owning, holding or trading in securities in the 1998 fiscal year. The Company will seek to invest temporarily the proceeds of the RRI and IHS transactions and to utilize the proceeds in a manner so as to avoid becoming subject to the registration requirements of the 1940 Act. Such investment is likely to result in the Company obtaining lower yields on the funds invested than might be available in the securities market generally. There can be no assurance that such investments and utilization can be made. If the Company were required to register as an investment company under the 1940 Act, it would become subject to substantial regulation with respect to its capital structure, management, operations, transactions with affiliates, and other matters.

Background

         The Company's former clients and the patients of the Consulting Customers who receive dialysis treatments suffer from end stage renal disease ("ESRD"), which is the permanent failure of the kidneys to function properly. The function of the kidney is to remove waste products, maintain healthy levels of bodily fluids and help regulate blood pressure. Kidneys generally act as the body's filter, separating harmful substances from useful substances and maintaining a healthy balance of chemicals and water in the blood. When the kidneys fail, a chemical imbalance and buildup of toxic chemicals can cause serious illness or death. Individuals with ESRD must either undergo a kidney transplant or receive dialysis treatments on a continuing basis.

         Dialysis treatments are in the form of either hemodialysis or peritoneal dialysis. Hemodialysis uses a machine and an "artificial kidney," or dialyzer, to remove toxic chemicals from the blood stream and replace cleansed blood to the patient. Patients generally undergo hemodialysis three times a week for 2-1/2 to 4 hours per treatment.

         Peritoneal dialysis is a form of dialysis therapy which involves placing sterile dialysis solutions into the peritoneal cavity of the body for periodic removal. This process cleanses a patient's blood within the body, rather than through a machine. Peritoneal dialysis treatments can be divided into three categories: (i) intermittent peritoneal dialysis ("IPD") involves the connection of a patient's catheter to a machine which performs the necessary exchanges through the peritoneum, (ii) continuous cycling peritoneal dialysis ("CCPD") involves the connection of the patient's catheter to a machine which performs three or more solution exchanges while the patient sleeps and (iii) continuous ambulatory peritoneal dialysis ("CAPD") in which patients fill their peritoneum with dialysate through their catheter.

Operations

     Residential Alternative Site Dialysis

         Residential clients are those who receive some or all treatments in a residential setting, whether at home or in an institution. Prior to the IHS Transaction, residential clients were generally referred to the Company by the client's treating physician or, less frequently, by a hospital or social welfare agency. Services for clients who reside in institutions, such as prisons, with which the Company had agreements, were generally supplied pursuant to the terms of the agreement between the Company and the institution.

         Upon receiving a referral, the Company confirmed the existence of insurance or Medicare eligibility. Dialysis equipment and the supplies needed by the client were supplied directly by the Company or on the Company's behalf by third party suppliers. Prescription drugs were also supplied by third party suppliers, including pharmacies.

         Equipment provided to the Company's clients was purchased or leased by the Company and maintained through the manufacturer of the equipment or using the Company's employees.

         If the physician or the patient required nursing services to assist in the administration of dialysis treatments, the Company provided the nurse at an additional charge. Nursing services are not reimbursed under the Medicare program. The Company generally placed nurses with clients on an independent contractor or per diem basis and retained some nurses on a full time basis.

         The provision of supplies and equipment, as well as the maintenance of patient records and other regulatory and operational requirements, were supervised by physicians ("Medical Directors") retained by the Company, usually pursuant to Medical Director's agreements with the Company.

     New York Operations

         The Company's operations in New York included the provision of dialysis-related services, equipment and supplies to clients in their homes, to the SBKC, CDBI, UMDC, one hospital and three long-term care facilities. Alpha acquired the assets of SBKC during the second quarter of 1997. In connection with the provision of such services, equipment and supplies to its home-based clients, the Company had arrangements with physicians who provided protocol development services to the Company and reviewed dialysis patient performance for such clients. To supplement its furnishing of dialysis-related services, equipment and supplies to New York based long-term care facilities, the Company provided, through its staff of nurses and medical technicians, a program of dialysis training to staff members of the long-term care facilities. The Company's arrangements with SBKC, Alpha, CDBI, the New York hospital and long term care facilities were terminated or assigned to IHS at the closing of the IHS Transaction (the "IHS Closing"). The Company's agreement to provide consulting services, equipment and supplies to UMDC was terminated at the First RRI Closing.

         The Company also operated a licensed employment agency specializing in the placement of nurses (a "nurse registry") in homes, freestanding dialysis centers, long-term care facilities and hospitals. The assets of the nurse registry were transferred to IHS at the IHS Closing.

         The Company established a home care services agency to enable the Company to directly provide in-home dialysis and in-home nursing services to individual clients in New York. The operation of the home care services agency, the assets of which were transferred at the IHS Closing, was licensed by the NYDH. Substantially no operations were conducted by the agency prior to the IHS Closing.

     Nursing Services

         The Company placed dialysis nurses on a part-time basis to provide hemodialysis treatments pursuant to agreements with three hospitals and pursuant to a subcontract to provide dialysis services to prisoners in prisons operated by the State of New Jersey. In addition, the Company had contracts to provide training services to approximately eighteen nursing homes. Each of the Company's agreements to provide nursing services were assigned or terminated in connection with the IHS Closing. The Company was not reimbursed separately under Medicare for nursing services rendered to institutionalized patients. Nursing services were included in the services provided to clients at prisons and In-Center Facilities. Patients receiving nursing services for home-dialysis treatments paid for the nursing services separately, usually relying on private insurance for funds.

     Training

         The provision of services in the Linden Training Center was generally reimbursed by Medicare at the same reimbursement rate at which Medicare reimbursed the Company for dialysis treatments generally. In addition, Medicare reimbursed approximately $12.00 to $20.00 (depending upon modality) per treatment for the training component of the services.

     Consulting Services and Subcontracting

         New York law provides that entities which operate certain health care facilities may be owned only by natural persons or corporations or general partnerships comprised solely of natural persons. In addition, New York health care regulations prohibit certain health care facilities, such as In-Centers from entering into management agreements with third parties. General hospitals may not enter into management agreements without the prior approval of the NYDH. See "Governmental Regulation -- New York Health Care Licensure Requirements." As a result of the foregoing, the Company did not own or operate licensed health care facilities in New York.

         The Company operated in New York by entering into consulting, service or subcontracting agreements with the Consulting Customers which are licensed New York health care facilities.

         The Company provided services to three Consulting Customers, National Nephrology Foundation, Inc. ("NNF"), CDBI and UMDC. NNF was the previous owner and operator of SBKC. The Company also provided services to Alpha in connection with and following its acquisition of the assets of SBKC from NNF. Alpha and CDBI are wholly-owned by the Certain Executive Officers. In addition, the Certain Executive Officers acquired an aggregate of 50% of the outstanding common stock of UMDC in 1995. Prior to the sale of the assets of SBKC to Alpha, the Company provided services to SBKC pursuant to a consulting and administrative services agreement (the "NNF In- Center Agreement") between Alpha and NNF which Alpha assigned to the Company. The obligations of NNF under the terms of the NNF In-Center Agreement were assumed by Alpha upon the acquisition of the assets of SBKC. In connection with the acquisition of the assets of SBKC by Alpha, Alpha entered into a consulting and services agreement with the Company (the "Alpha Agreement") containing substantially the same terms as the NNF In-Center Agreement.

         Under the terms of the NNF In-Center and Alpha Agreements, the Company provided a variety of advisory services for a maximum annual consulting fee of $240,000. The consulting fee was expressly subordinated to the payment of all operating expenses of SBKC arising after April 16, 1993 and prior to the acquisition of SBKC's assets by Alpha.

         Alpha obtained an option (the "NNF Option") to acquire the assets and business of SBKC from NNF, subject to regulatory approval. As consideration for the NNF Option, Alpha agreed to pay an aggregate sum of $500,000. Alpha also agreed to pay an amount (each a "Shortfall") equal to the amount by which Alpha and NNF agreed that the monthly current cash requirements for the operation of SBKC exceeded the cash available from the operation of SBKC. The purchase price for the acquisition of the assets under the terms of the NNF Option was $500,000, less all amounts other than Shortfalls paid by Alpha in connection with the NNF Option. The Company paid the option purchase price and all other costs incurred by Alpha in connection with the NNF Option, including any Shortfall payments, other than Shortfall payments aggregating $565,000 which were in the form of promissory notes made by Alpha payable to the Company bearing interest at 8% per annum and payable on April 24, 1999 ($300,000) and December 31, 1999 ($265,000). The $565,000 represents Shortfalls incurred by SBKC during the period from May 1, 1993 through December 31, 1994. The obligations of Alpha under the terms of the promissory note were guaranteed, jointly and severally, by each of the shareholders of Alpha. Alpha also incurred an obligation, pursuant to the terms of an employment agreement with a former officer of NNF, to make payments of $200,000 per annum for a period of five years to the estate of the former officer of NNF, the payment of which was also guaranteed by CDI.

         In 1997, NNF and Alpha entered into a settlement pursuant to which NNF transferred substantially all of the assets of SBKC to Alpha in consideration of
(i) all amounts previously paid to or on behalf of NNF by Alpha and the Company, an aggregate of $650,000, plus (ii) the sum of $95,000, representing certain expenses incurred by NNF pending the approval of the transaction by NYDH and the courts of the State of New York. In addition, the estate of the former medical director agreed to settle all claims the estate had for payment by Alpha for $225,000, which was paid by the Company. In connection with the IHS Closing, Alpha repaid the Company the sum of $900,000 and paid an additional $353,000 from the collection of pre-closing accounts receivable net of Alpha's liabilities through December 31, 1997. No assurance can be given that Alpha will have sufficient funds to repay the Company all amounts due the Company.

         The Company was also a party to a consulting and services agreement (the "CDBI Agreement") with CDBI. Under the terms of the CDBI Agreement, the Company provided consulting and administrative services in connection with CDBI's formation, construction and operations. CDBI accrued annual fees of $240,000 for the provision of services under the CDBI Agreement. However, the Company did not record income related to these fees due to realization uncertainties. As of the IHS Closing, CDBI accrued $200,000 of fees under the CDBI Agreement. The obligations of payment under the CDBI Agreement were not subordinated to the payment of operating expenses of CDBI. As of October 8, 1997 and December 31, 1996, the Company had advanced approximately $1,550,000 and $1,177,000, respectively, to CDBI, which amounts were reflected by promissory notes bearing interest at the rate of 8% per annum due March 19, 2001 and February 24, 2002. Payment under the promissory notes and payment of advances in the amount of $1,600,000 was made in connection with the IHS Closing. CDBI is not expected to have sufficient resources to pay its accrued consulting fees.

         Under the terms of a consulting and services agreement (the "UMDC Agreement") with UMDC, the Company provided consulting and administrative services to UMDC in consideration of a fee of $400,000 per annum plus the amount of all direct costs incurred by the Company in connection with the rendering of services and the provisions of equipment and supplies. The Company also guaranteed payment by UMDC under the terms of a lease for the premises occupied by UMDC. The Company's guaranty of the lease was released in connection with the RRI Closing.

         In September 1994, a bank lender (the "Bank") loaned the sum of $1,900,000 to UMDC (the "UMDC Term Loan") to finance capital improvements, to repay principal and accrued interest on a bridge loan advanced by the Bank to finance construction costs associated with the center and to provide working capital for use in connection with UMDC's In-Center Facility. In April 1995, the Bank agreed to advance up to an additional $500,000 to UMDC for working capital purposes under a revolving line of credit (the "Revolver"). The UMDC Term Loan and the Revolver bore interest at the Bank's prime rate plus 1%.

          The UMDC Term Loan and the Revolver were guaranteed by the Company, the Certain Executive Officers and Drs. Lorch and Cortell, the physician shareholders holding 50% of the outstanding common stock of UMDC. Principal under the Revolver was originally due and payable on December 31, 1995. The principal payment date was extended to the RRI Closing. The principal amounts and interest outstanding under the UMDC Term Loan and the Revolver, aggregating approximately $628,000, were paid in connection with the RRI Closing and the Bank released its interest in $250,000 cash collateral provided by the Company.

         In 1994, Drs. Lorch and Cortell were required to make a $350,000 capital contribution to UMDC. The Company advanced the sum of $350,000 to Drs. Lorch and Cortell as a loan. As of the date of the UMDC loan, Drs. Lorch and Cortell had contributed an aggregate of $100,000 to the capital of UMDC. Such amount was also advanced by the Company to Drs. Lorch and Cortell. All advances were made pursuant to the terms of promissory notes which bear interest at the Bank's prime rate less 1% and were due on May 16, 1995. The maturity dates were extended by the Company to November 30, 1995. The principal amount outstanding of the physicians' loans is expected to be repaid pursuant to the proceeds of the UMDC Agreement and Release. See "Recent Developments". Further, the Company loaned an aggregate of $301,500 to UMDC, which amount UMDC repaid to the Company in January, 1998, with accrued interest at the Bank's prime rate less 1%. As security for repayment of the loans and to secure the individual guarantees, Drs. Lorch and Cortell have pledged the outstanding common stock of UMDC held by them to the Company, and Certain Executive Officers. The pledges are required to be released upon payment of certain amounts pursuant to the UMDC Agreement and Release. While the Company released its existing security interest in UMDC's furniture, fixtures and equipment in connection with the RRI Closing, it generally retained its rights with respect to proceeds of the RRI Transaction and amounts arising or delivered from the operation of UMDC prior to the RRI Closing.

         As of December 31, 1997 and 1996, the Company had amounts due from UMDC for working capital advances and for equipment and supplies delivered by the Company to UMDC and consulting and other fees of $2,665,677 and $1,490,183, respectively. To the extent that the RRI Second Closing is consummated, the Company expects to recognize some or all of the consulting and service fees due from UMDC which were not previously recorded due to realization uncertainties. No assurance can be given that the RRI Second Closing will be consummated. See, "Recent Developments--UMDC Sale of Assets."

     Physician Relationships

         The primary source of clients for the Company was local physicians and, to a lesser extent, hospitals and social agencies and organizations. The ability of the Company to obtain Medicare and certain other third party reimbursement is conditioned upon the provision of services being under the general supervision of a Medical Director who is a physician. Except for Dr. Jacobs, the Corporate Medical Director, the Company's Medical Directors were generally either consultants retained by, or employees hired by, the Company on a part time basis pursuant to agreements providing for payments ranging, during 1997, from approximately $6,000 to a maximum of approximately $24,000 per annum. In substantially all cases, the Company's Medical Directors referred patients to the Company and the Medical Directors of the Consulting Customers referred or may in the future refer patients to the respective Consulting Customer.

    Third Party Reimbursement

         Substantially all of the Company's revenues were, and the Consulting Customers revenues are, dependent upon reimbursement from third party payors, including the Medicare and Medicaid programs and commercial insurance companies.

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

         During the period following a patient's diagnosis of ESRD, payments to the Company for its dialysis services were made by commercial insurance company payors or private payors if the patient was not eligible for primary Medicare coverage. Thereafter, patients enter the Medicare ESRD program in which reimbursement rates are established by the Health Care Financing Administration ("HCFA"). Individuals receiving or entitled to Medicare reimbursement at the time they develop ESRD are entitled to immediate reimbursement under Medicare upon being diagnosed as having the disease.

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

Governmental Regulation

     General

         The Company's operations were, and the operations of the Consulting Customers are subject to extensive governmental regulations at the federal, state and local levels. The laws, rules and regulations which govern the Company and other persons with whom the Company has relationships are very broad and are subject to continuing change and interpretation. There is also an absence of regulations or decisions specifically addressing the dialysis business. Thus, it is possible that certain of the Company's past or present contractual arrangements or business practices might be challenged, and if so successfully challenged, there can be no assurance that the Company would not be adversely affected thereby.

         In certain circumstances, federal and state law mandate that conviction of certain abusive or fraudulent behavior with respect to one health care facility may subject other facilities under common control or ownership to disqualification for participation in Medicare and Medicaid programs. In addition, some regulations provide that all facilities under common control or ownership are subject to revocation of their licenses if any one or more of such facilities' licenses are revoked. The Company is not subject to any proceedings at this time to revoke its licenses. The Company provided consulting services to certain facilities that are administered by corporations and/or physicians who are not under the direct control of the Company. Because the Company does not have control over the actions of such corporations and physicians who render services, the Company is subject to the risk that such corporations or physicians may have violated federal or state laws and regulations including Medicare and Medicaid laws without the knowledge or consent of the Company. Limited violations may have occurred at such facilities in the past. However, the Company is not aware of any ongoing violations as of the date of this filing.

     Federal and State Anti-Kickback Laws

         The Company was subject to state and federal laws prohibiting direct or indirect remuneration for patient referrals and regulating reimbursement procedures and practices under Medicare, Medicaid and other third party payors. State and federal law may also prohibit physicians from referring patients to providers with which the physician or his/her immediate family member has a financial relationship. The federal Medicare and Medicaid legislation contains the anti-kickback provisions which prohibit any remuneration in return for the referral of Medicare or Medicaid patients. Applicable regulations provide exceptions, or "safe harbors," from federal criminal and civil penalties by identifying certain types of joint ventures and other arrangements that will be deemed not to violate the illegal remuneration provisions. Arrangements which do not fall within the safe harbors are not illegal per se; however, such arrangements are subject to greater governmental scrutiny. The Medical Directors, who are also in private practice, were the most important referral sources of the Company's business. The compensation of the Medical Directors was fixed by agreement and reflected competitive factors in their local markets and the Medical Directors' professional qualifications, commitments and responsibilities. The Company has never been challenged under these statutes and endeavors in good faith to comply with them. While the arrangements between the Company and its former joint venture partners and certain other Medical Directors did not fall within the protection afforded by these safe harbors, the Company believes its operations were in material compliance with applicable laws. Nevertheless, because of the breadth of the statutory provisions and the absence of regulations or court decisions specifically addressing the arrangements by which the Company conducted its business, it is possible that certain of the Company's past contractual arrangements might be challenged. There can be no assurance that the Company will not be materially adversely affected as a result of a review or challenge to its past or present practices under these statutory provisions. Violations of these provisions are punishable by criminal and civil penalties, including individual monetary fines for each separate service billed to Medicare in violation of the anti-kickback provisions, exclusion of the provider from future participation in the Medicare and Medicaid programs, and imprisonment for up to five years.

     State Physician Self-Referral Laws

         Several states have statutes prohibiting financial arrangements with health care providers which, while similar in many respects to the federal legislation, vary from state to state and are often vague and have infrequently been interpreted by courts or regulatory agencies.

     Medicare ESRD Program Regulations

         As required by Medicare regulations, certain of the Company's facilities were, and the Consulting Customers are supervised by Medical Directors. In addition, the Company was and the Consulting Customers are required to maintain complete medical records, obtain back-up agreements with other renal dialysis facilities in certain instances, comply with record keeping and reporting requirements of HCFA and satisfy other detailed regulatory requirements. The failure to comply with these applicable regulations could result in fines and penalties and in the Company's or the Consulting Customer's loss of its Medicare and Medicaid certification. The loss of Medicare and Medicaid certification by a Consulting Customer could result in the loss of the provider's right to receive Medicaid and Medicare reimbursement, which comprises the major source of revenue for the Consulting Customers.

     State Corporate Practice of Professions

         Under New York law, the Company may not arrange for the provision of or directly engage physicians or nurses to provide or arrange for the provision of professional services. Violation of the New York law prohibiting the unauthorized practice of a profession is a felony with sanctions, including fines of up to $10,000 and/or up to four years' imprisonment per offense. Despite this broad prohibition, not all affiliations between corporations and professionals are unlawful. New Jersey and New York also prohibit physicians and nurses from splitting or sharing their professional fees with anyone other than a partner, subcontractor or employee authorized to practice their profession. In New York, this prohibition includes any fee the Company may have received from its nurses which is set in terms of a percentage of a nurse's fee or otherwise clearly tied to a nurse's professional income, except any placement fee received from a nurse for placement services provided by the Company's licenced nurse registry.

     New Jersey Nurse Registries

         New Jersey also regulates the operations of an employment agency, which is defined to include a nurses' registry, requiring such entity to be licensed by the Division of Consumer Affairs, Department of Law and Public Safety. As a licensed employment agency, the Company was required to maintain job placement records, advertisement records, fee records and other correspondence by and between the Company and the employer and the Company and the nurses it placed. In addition, among other licensing and operating requirements, the Company was required to prepare and execute written agreements with employers and nurses which include information relating to the Company's fee schedule, timing of the payment of the Company's fee and by whom, and the conditions under which an adjustment or refund in the fee will be made.

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

         The fees charged by the Company under any consulting and administrative services agreement or management agreement with an Article 28 facility must be determined in a manner which is not tied to the total gross income or net revenue of the health care facility, since Article 28 facilities are subject to regulations which prohibit fee splitting with non-Article 28 entities. The Company believes that its consulting and administrative services agreements were in compliance with the applicable provisions of Article 28 and its regulations during the fiscal year.

         New York also regulates the operations of nurse placement agencies. New York law prohibits any person from operating a business within the City of New York which procures or attempts to procure employment or other engagement for registered nurses or licenced practical nurses without a license issued by the Commissioner of Consumer Affairs of the City of New York. The Company operated a duly licensed employment agency/nurse registry. As a licensed nurse registry, the Company was restricted in the manner in which it could place nurses and the amount of fees it could charge for a placement. The fee limitation to which a licensed nurse registry is subject varies according to the services to be provided by the nurse placed by the registry. A licensed nurse registry may charge each nurse placed to provide private duty nursing services and the client separate fees of up to five percent of the nurse's compensation for the first ten weeks of the engagement for a total placement fee of ten percent of such nurse's compensation. For all other nursing services, the licensed nurse registry may charge each nurse placed and the client separate fees of up to five percent of the nurse's compensation for the first year of the engagement, for a total placement fee of ten percent of such nurse's compensation. In each instance, the client may voluntarily assume the payment of the fee charged to the nurse. See "Operations -- New York Operations" for the application of these provisions to the Company's former operations.

     Environmental Laws

         The Company's operations were subject to various state hazardous waste disposal laws. The Company disposed of its medical waste through hazardous waste vendors which are primarily responsible for compliance with such laws. Those laws in effect during the period in which the Company was engaged in the provision of dialysis related services did not classify most of the waste produced during the provision of dialysis services to be hazardous, although disposal of nonhazardous medical waste is also subject to regulation. The Company incurred disposal expenses of approximately $1,600 in 1997 for hazardous and non-hazardous medical wastes.

         In its role as owner and/or operator of properties or facilities, the Company may be subject to liability for investigating and remedying any hazardous substances that have come to be located on the property, including any such substances that may have migrated from, or emitted, discharged, leaked, escaped or been transported from the property.

         At the present time, the Company is not aware of any pending or threatened claim, investigation or enforcement action regarding such environmental issues that, if determined adversely to the Company, would have material adverse consequences.

         The Company believes that it is and was in substantial compliance with all applicable environmental regulatory requirements, and is not aware of any noncompliance with applicable environmental regulatory requirements which could have a material adverse effect upon the Company.

         The Company is also subject to state and federal laws, including OSHA, relating to occupational safety and health standards designed to protect the Company's employees and clients. OSHA regulations require employers of workers who are occupationally exposed to blood or other potentially infectious materials, including workers involved in the Company's former dialysis business, to provide those workers with certain prescribed protections against blood borne pathogens. The regulatory requirements apply to all health care centers, including dialysis centers. The regulations require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and maintain a written exposure control plan. In addition, employers are required to provide hepatitis B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls.

         The Company's former dialysis operations were subject to a wide variety of other federal, state and local environmental laws and regulations. Among the types of general regulatory requirements faced by health care providers are: air and water quality control requirements; waste management requirements; specific regulatory requirements applicable to asbestos, polychlorinated biphenyls, and radioactive substances; requirements for providing notice to employees and members of the public about hazardous materials and wastes; and certain other requirements.

Competition

         Competition for patients and referral sources in the dialysis business previously conducted by the Company and currently conducted by the former Consulting Customers is highly competitive. The Company competed with many health care providers ranging in size from single location In- Center Facilities and small home health care providers to regional and national companies.

Certain Tax Matters

         A substantial number of nurses who provided services on behalf of the Company and on behalf of UMDC and NNF were not employed as employees by the Company and were treated by the Company as independent contractors for purposes of federal and state tax laws. The Company is aware that the Internal Revenue Service (the "IRS") recently considered the status of nurses providing services through a specific nurse registry and concluded that the nurses in that case were employees and not independent contractors of the nurse registry. The Company believes that the former relationship between its nurse registry and the nurses providing services through the nurse registry and the former relationship among the consulting customers and the nurses providing services through the consulting customers are distinguishable from the case considered by the IRS. Further, even if the nurses were considered to have been employees of the Company or the consulting customers, the Company believes it and the consulting customers would be entitled to relief provisions which would permit the Company to continue treating the nurses as independent contractors for tax and other purposes. In addition, if the Company or the consulting customers must pay additional taxes as a result of a tax assessment arising from this issue, other federal provisions may reduce the overall liability if the Company or the consulting customers, respectively, can show that it did not intentionally disregard the requirements to deduct and withhold income or FICA taxes. However, in the event the IRS or certain other federal or state governmental agencies were to determine that the nurses were in fact employees of the Company or the consulting customers, the Company or the consulting customers could incur liability for unpaid social security, unemployment, withholding, and state and local taxes. Further, reclassification of the nurses could result in the disqualification of, or increased expense to the Company's or the consulting customer's pension plans, health insurance programs and other benefit arrangements and the entitlement of certain workers to a range of employee rights under federal and state laws.

         The Division of Taxation of the State of New Jersey (the "Tax Division") has preliminarily advised the Company that the Tax Division believes the Company has underpaid sales and use taxes in an amount which, without assessment of interest and penalty charges, aggregates approximately $86,500. The Company has not been advised of the amount of interest and penalties, if any, sought by the Tax Division. The Company disagrees with a substantial portion of the assessment and plans to dispute a substantial portion of the proposed assessment. No assurance can be given that the Company will be successful in its dispute or that the Company will not have to pay the full assessment. In addition, the preliminary assessment resulted from an ongoing audit by the Tax Division of the Company's tax affairs generally. No assurance can be given that the Tax Division will not assert additional claims against the Company as a result of the audit or that the Company will be able to successfully defend against any such claims.

         Section 541 of the Internal Revenue Code of 1986, as amended (the "IRC") subjects a corporation which is a "personal holding company," as defined in the IRC, to a 39.6% penalty tax on undistributed personal holding company income in addition to the corporation's normal income tax. In order to be deemed a "personal holding company" under the IRC, a corporation must have personal holding company income of at least 60% of its adjusted ordinary gross income and more than 50% of its stock must be owned, directly or indirectly by five or fewer individuals. Personal holding company income is composed primarily of passive investment income plus, in certain events, personal service income. Due to the fact that more than 48% of the stock of the Company, as computed in accordance with the IRC, is held by fewer than five individuals, and due to the fact that more than 60% of the Company's adjusted ordinary gross income may be composed primarily of passive investment income and personal service income for some period of time following the IHS and RRI closings, the Company may be subject to the penalty tax imposed by Section 541 of the IRC with respect to any net income it may have following the IHS and RRI closings. The Company does not expect to have substantial net income during 1998. Further, the penalty tax does not apply to dividends or interest derived from certain tax-free securities in which the Company may invest, nor does it apply to net income distributed by the Company to its shareholders. However, the Company may nonetheless be subject to the penalty tax. The Company does not currently intend to distribute its net income to the shareholders of the Company, nor does it currently intend to limit its investments to tax free securities. No assurance can be given that the net income, if any, of the Company will not be subject to the penalty imposed by
Section 541 of the IRC.

Employees

         As of March 18, 1998, the Company had 11 full-time and no part-time employees. All of the Company's employees were employed as the Company's corporate staff. No employees are covered by collective bargaining agreements, and the Company considers its employee relations to be good.

Liability Insurance

         The Company carries property, general liability and professional liability insurance in amounts and coverage deemed adequate by management. However, there can be no assurance that any future claims will not exceed applicable insurance coverage. Furthermore, no assurance can be given that liability insurance will continue to be available at a reasonable cost. Medical Directors and nurses previously acting as independent contractors for the Company maintained their own malpractice insurance.

Item 2.    Properties

         The Company's corporate headquarters currently consists of 5,000 square feet of leased office space located in Florham Park, New Jersey. The lease provides for a base annual rent of approximately $82,000, expires March 31, 1999 and is renewable for an additional five-year term. The Company's New York subsidiaries occupied two offices located in Bayside, New York, under leases which were assigned to IHS in connection with the IHS Closing.

         The Company's former Training Center in Linden, New Jersey occupied approximately 1,500 square feet pursuant to a lease which provides for an annual rent of approximately $30,000. The lease has a term of 5 years, expiring November 30, 1999, and was assigned to IHS.

         The Company assumed the obligations of LDL under a lease for 3,900 square feet previously used by LDL as office and warehouse space located in East Hanover, New Jersey at a rate of $37,225 per annum, plus 39% of all utilities for the entire premises which includes the leased space. The term of the lease expires July 1, 1998. The lease for the LDL premises was assigned to IHS.

Item 3.    Legal Proceedings

         The Company is not currently a party to any material pending legal proceeding.

         Many aspects of the former business of the Company and its subsidiaries involved risks of potential liability. The Company and its subsidiaries and affiliates are subject to actions by patients and employees in the normal course of the Company's and the subsidiaries' respective former businesses, including actions grounded in personal injury. Further, the Company and its subsidiaries may, from time to time, be involved in proceedings with, and investigations by, governmental agencies relating to licensure and to the federal, state and local laws, rules and regulations under which the Company and its subsidiaries operated. Management believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

PART II

Item 5.    Market for Company Common Stock and Related Security Holder Matters

         The Company's common stock (CCCI) and the Company's Common Stock Purchase Warrants (CCCIW) and the Company's units, each comprised of one share of Common Stock and one Common Stock Purchase Warrant, (CCCIU) are traded in the NASDAQ national market system. There were approximately 17 holders of record and approximately 600 beneficial owners of the Company's common stock as of March 18, 1998. The following table sets forth the closing high and low bids for each of the securities for each quarter following the quarter ended June 30, 1996. The figures set forth below were obtained from the National Association of Securities Dealers (NASD) "Monthly Statistical Report".

                           Common Stock          Warrants            Units
Three months ended            (CCCI)              (CCCIW)           (CCCIU)

                           High     Low         High    Low       High    Low

December 31, 1997          2-1/16   1-5/32      3/32    1/32      2-1/8   1-1/4
September 30, 1997         1-5/8    1           1/32    1/32      1-1/4   1-1/16
June 30, 1997              1-7/16   1           5/32    1/32      1-1/2   1
March 31, 1997             2-3/8    13/16       1/4     1/16      2-1/4   7/8
December 31, 1996          3-3/8    1-7/16      11/32   3/16      3-3/8   1-3/8
September 30, 1996         4        2             1/2   1/4       4-1/8   2-1/16
June 30, 1996              4-1/8    3-7/8         1/2   3/8       4-1/2   4-1/8
March 31, 1996             4-1/8    3-1/4         1/2   1/4       4-1/2   3-1/2

         The Company has paid no cash or stock dividends since its inception.

         The Nasdaq Stock Market, Inc. ("Nasdaq") has advised the Company that Nasdaq is likely to seek a delisting of the Company's securities from trading in the event the Company is a "public shell" following the closing of the consummation of the asset sale transactions. The term "public shell" generally includes a company whose securities are publicly traded but which conducts no substantial operating business. No assurance can be given that Nasdaq will not determine that the Company constitutes a "public shell." In the event the Company's securities are delisted and the Company thereafter ceases to be a "public shell," the Company may reapply to have its securities relisted for trading. However, it is the position of Nasdaq that the Company will have to meet the original listing requirements for trading, as opposed to the continuing listing requirements for trading, under which the Company's securities currently trade. The original listing requirements are more stringent than those for continued listing. No assurance can be given that the Company will cease to meet the definition of a "public shell" following the closing of the RRI and IHS transactions, that the Company will apply for the relisting of its securities for trading on Nasdaq NMS or that, if the Company does so apply, that it will be able to meet the original listing requirements.

         Nasdaq recently adopted new requirements for original and continued listing of securities for trading on Nasdaq's national market system. Although the Company is in compliance with most of the revised listing requirements, it does not currently meet the requirement that the value of the Company's securities in the "public float" have an aggregate market value of $5,000,000. In the event the Company is not able to comply with the new requirements, the Company would have the option of listing its securities on the Nasdaq small cap market. No assurance can be given that the Company will be able to increase the market value of its securities in the "public float" to the required levels.

Item 6.  Management's Discussion and Analysis.

Results of Operations

         Year Ended December 31, 1997 Compared With Year Ended December 31,
1996.

         At the IHS Closing on October 8, 1997, the Company completed the sale of its New Jersey, Connecticut and Pennsylvania dialysis business assets to IHS. The Company also conveyed its New York nursing and home and alternate site businesses and its consulting and service agreements with Alpha and CDBI to IHS. Following the IHS Closing, the Company's sources of revenue included amounts payable for consulting services to be provided to IHS through October 2000 and amounts payable by UMDC pursuant to the UMDC Agreement. Further, in January, 1998, UMDC sold substantially all of its assets to RRI and the Company and UMDC terminated the UMDC Agreement. As a result of the UMDC transaction, the Company received repayment of certain sums due the Company from UMDC and certain of UMDC's shareholders and became entitled to receive repayment of certain other amounts due from UMDC and its shareholders and to receive amounts to be earned by UMDC in connection with its continuing business. See, "Item 1. Business - Recent Developments."

         The Company recognized a gain of $1,855,120 on proceeds of $2,620,000 from the IHS Closing, plus an additional $83,331 from the IHS Consulting Agreement, which is payable at the rate of approximately $28,000 per month for its three year term. The $2,620,000 did not include proceeds from the IHS Closing allocated to the sales of Alpha's and CDBI's assets. In addition, the Company received $2,665,000 from UMDC as a result of the First RRI Closing. The remainder of the proceeds from the IHS Closing, the proceeds from the IHS Consulting Agreement and the proceeds from the RRI Transaction were invested by the Company in U.S. Government securities and money market funds pending application. The Company incurred transaction costs of $235,000 in connection with the IHS transaction. Costs incurred by the Company relating to the RRI transaction were not significant. No assurance can be given that the Company will continue to receive income from the IHS Consulting Agreement or from the continued operations of UMDC.

     Revenues

         Net patient revenues of the Company prior to the IHS Closing were derived from providing equipment and supplies to patients (51% for 1997 and 52% for 1996) and services (49% for 1997 and 48% for 1996), which services consisted of contract nursing services, and dialysis treatments provided by the Company's Training Facility in Linden, New Jersey. In 1997 and 1996, 25% and 30%, respectively, of the Company's cash receipts were received under the Medicare program, while approximately 75% and 70%, respectively, of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

         The reimbursement rates for dialysis treatments and for Epogen, a dialysis medication, are separately determined by Medicare. The Medicare reimbursement rate for dialysis treatments per month per patient was $1,193 and the reimbursement rate for Epogen was $10 in both 1997 and 1996.

         During 1996 and 1997, the number of patients served by the Company decreased from 121 at December 31, 1996 to 101 at October 1997. This represented what the Company believes is a trend resulting primarily from (i) the wind down and termination of relationships between the Company and certain physicians, which relationships the Company believes may not have complied with applicable law, (ii) the retention by physicians of more services, rather than referring those services to third party providers, as a result of changes in applicable law and (iii) increases in the number of arrangements between physicians and larger consolidators in the industry who are exempt from certain legal restrictions on physician relationships.

         Net patient revenues were $4,365,749 in 1997 as compared with $5,751,896 in 1996. The decrease of $1,386,147 is attributable to the sale of substantially all of the Company's assets in October, 1997 and to the overall decrease in patient census discussed above. Reductions in the Company's operating revenues following the IHS Closing were partially offset by $24,000 in interest income derived in part from the Company's investment of the proceeds of the IHS Closing and income of $83,331 derived from the IHS Agreement.

         The Company provided certain services in New York through consulting, administrative, or subcontracting service arrangements with the Consulting Customers in New York. The Consulting Customers are partially or 100% owned by the Certain Executive Officers. Under the Company's agreement with Alpha, the Company provided various administrative and consulting services to SBKC. The Company also provided equipment and supplies to SBKC under the agreement at the Company's listed cost for the equipment and supplies. The $240,000 annual consulting fee payable by SBKC was assumed by Alpha upon Alpha's purchase of the SBKC assets. Further, the Company provided administrative and consulting services to UMDC for a monthly fee of $33,333. The agreement with UMDC similarly provided for reimbursement to the Company for services rendered and for its direct costs of equipment and supplies. The Company also had a consulting and services agreement with CDBI. The CDBI Agreement provided for payments of $20,000 per month. As of the end of the 1997 fiscal year, the Company recorded revenues of $941,000 from Alpha, $62,000 from CDBI and $794,000 from UMDC, of which an aggregate of approximately $800,000 relates to prior periods that was not recorded due to realization uncertainties attributable to services, equipment and supplies.

         The Company's Renal Management, Inc. ("RMI") subsidiary recognized no revenue on expenses of $209,724. The Company does not expect to provide additional substantive financial support for RMI.

     Cost of Goods Sold/Cost of Services

         Cost of goods sold was $966,210 or 43% of net patient revenues attributable to equipment and supplies in 1997 as compared with $1,322,308 or 44% of net patient revenues attributable to equipment and supplies in 1996. The decrease in cost of equipment and supplies is due primarily to the termination of business which occurred as a result of the IHS Closing. The cost of services totaled $475,239 or 22% of net patient revenues attributable to services in 1997, a reduction from $859,499 or 31% in 1996. The decrease in cost of services as a percentage of revenues is primarily the result of the recognition of current and prior year SBKC consulting fees aggregating $680,000. The Company also experienced a decrease in personnel costs, primarily attributable to reductions in workforce resulting from and following the IHS Closing.

     Selling, General and Administrative Expenses

         Selling, general and administrative expenses totaled $4,067,223 or 93% of net patient revenues for 1997 as compared with $5,183,414 or 90% of net patient revenues for 1996 The net decrease of $1,116,191 is primarily comprised of a reduction of $557,209 relating to expenses of RMI and a reduction in salaries, rent and other office expenses of $468,724 due to a reduction in work force resulting from the IHS transaction. In connection with the IHS transaction, the Company retained substantially all of its accounts receivable and accounts payable. Accordingly, during the period immediately following the IHS Closing, the Company maintained its accounts receivable and accounts payable personnel. The number of employees employed in those departments decreased during the remainder of fiscal year 1997. The Company expects to continue to incur general and administrative expenses of not less than approximately $1,800,000 per annum, including the salaries of the Company's officers and professional fees, for so long as the Company is not engaged in additional businesses.

     Allowance for Doubtful Accounts

         A provision for doubtful accounts was recorded to the extent deemed to be adequate to absorb possible losses resulting from uncollectible patient receivables. The Company reviews each individual account in detail to determine the collectibility of each item in the account. A reserve is established to reflect any amounts considered doubtful of collection. The calculation of doubtful accounts is based on the Company's knowledge of specific payors, past experience with the account under review and historic experience with accounts having characteristics similar to the one being reviewed. Due to the unusually long third-party reimbursement process, especially as to secondary and tertiary payors and self-pay patients, the Company often does not write off receivables for a year or more.

         As of December 31, 1997, the allowance for doubtful accounts was $257,000 as compared with $517,000 at December 31, 1996. As a percentage of receivables outstanding, such allowance was 57% at December 31, 1997, and 34% at December 31, 1996. Due to the discontinuance of current revenues discussed above and collection activity, the patient accounts receivable have been significantly reduced. As a consequence, the percentage of older receivables is larger and requires a higher percentage allowance. Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of December 31, 1997 is adequate to absorb possible losses resulting from uncollectible receivables. As of December 31, 1997, substantially all receivables were greater than 90 days past due.

     Depreciation and Amortization Expense

         Depreciation and amortization expense for 1997 totaled $149,311, a decrease of $28,042 or 16% from 1996. The decrease resulted primarily from the sale of assets included in the IHS transaction.

     Interest Income, Net

         Net interest income was $56,769 in 1997 and $68,981 in 1996. Interest expense on the Company's debt obligations in both periods was more than offset by interest earned on the proceeds from the sale of assets to IHS and on the remaining proceeds from the 1996 sale of assets and rights in the Cape May Court House, New Jersey area. See "Liquidity and Capital Resources."

     Gain on sale of former New Jersey in-center facility

         In February, 1996, the Company completed the sale of its Cape May, New Jersey in-center facility and certain other southern New Jersey dialysis assets for an aggregate of approximately $2,010,000. The Company recorded a gain on these sales aggregating $1,749,080.

     Provision (benefit) for Income Taxes

         The provision (benefit) for Federal income taxes was $176,000 in 1997 and ($58,345) in 1996. The state income tax provision was $36,000 in 1997 and $37,930 in 1996. The effective income tax rate was 14% and (6%) in 1997 and 1996, respectively. The 1996 effective income tax rate primarily results from state income taxes assessed related to the sale of assets and rights in the Cape May Court House, New Jersey area. All of the Company's deferred tax asset as of December 31, 1997 has been offset by a valuation allowance as a result of the Company's operating results.

Liquidity and Capital Resources

         The Company experienced a negative net cash flow of $1,011,145 in 1997. Net cash used in operating activities of continuing operations was approximately $1,576,000 relating primarily to corporate general and administrative expenses. Net cash used in investing activities of approximately $264,000 reflects the investment in U.S. Government securities of available cash arising from the $2,620,000 proceeds received directly by the Company from the sale of discontinued operations, the net repayments by Consulting Customers of approximately $690,000, and the net cash of $829,000 provided by discontinued operations prior to the IHS Closing.

         The Company has made advances to certain affiliates and Consulting Customers. In the second quarter of 1994, a note receivable of $125,868 was created for the amount due from TechTron for costs incurred by the Company on TechTron's behalf. This note bears interest at an Internal Revenue Service imputed rate for instruments having a maturity of two or more years and otherwise without a stated interest rate. Principal and accrued interest thereon were payable on December 31, 1996. Payment was not made. The borrower has executed a new note which is due and payable on demand. During 1997, 1996 and 1995, an additional $78,996, $16,000 and $15,000, respectively, was advanced to TechTron by the Company. The Company has obtained notes from TechTron for these additional advances. The notes bear interest at the rate of 8% and are payable on demand. Payments on the notes are not anticipated in 1998 due to the fact that Techtron does not expect to earn sufficient revenues to make payment. Although the notes have been guaranteed by Certain Executive Officers, no assurance can be given that the notes will be repaid. Through December 31, 1997, the Company had advanced loans to the physician principals of UMDC not affiliated with the Company aggregating $450,000 and loans to UMDC in the amount of $622,449, and had provided $1,048,841 of equipment and supplies to UMDC for which the Company had not yet been reimbursed. The loans bear interest at prime less 1% and remain outstanding as of December 31, 1997. There were no repayments made by UMDC during 1997. Advances and supplies and equipment in 1997 to UMDC totaled $1,175,494. The Company, Certain Executive Officers and the physician shareholders of UMDC not affiliated with the Company guaranteed UMDC's credit facilities aggregating $2,400,000, of which approximately $623,000 was outstanding as of December 31, 1997. In conjunction with the sale of UMDC assets to RRI, all remaining amounts owing under the credit facilities were paid, and substantially all amounts due the Company from UMDC for loans, advances, supplies and equipment were also paid in January 1998. UMDC continues to owe the Company $1,389,000 for fees generated pursuant to the UMDC Consulting Agreement. To the extent that the RRI Second Closing is consummated, the Company expects to recognize some or all of the consulting and services fees due from UMDC which were not previously recorded due to realization uncertainties. The physician shareholders of UMDC unaffiliated with the Company continue to owe the Company $100,000 in principal plus interest due pursuant to loans from the Company. The Company expects that the fees due from the unpaid services and the principal due under the physician loans will be paid during fiscal year 1998. The Company does not currently expect to be repaid the interest due it from the physicians and expects to forgive the unpaid accrued interest in accordance with the various agreements among the physicians, Certain Executive Officers, UMDC, RRI and the Company.

     Through December 31, 1994, Alpha had funded $565,000 of the cash requirements of SBKC with funds provided from the Company. The Company loaned an additional $57,405 to Alpha to enable Alpha to meet its obligations under its agreement with the estate of the former director of the NNF. The advances were converted into loan agreements with Alpha in the amounts of $265,000 and $357,405, bearing interest of 8% and the IRS imputed rate for two-year investments, respectively. Both notes were payable in full in 1999. In conjunction with the sale of Alpha's assets to IHS these amounts, together with amounts advanced for supplies and equipment, were fully paid in 1997.

         The Company advanced funds to CDBI for the construction of a new in-center dialysis facility in the Bronx, New York. At December 31, 1996, $1,176,985 was due from CDBI. In conjunction with the sale of CDBI's assets to IHS, all amounts due at December 31, 1996, together with amounts advanced for supplies and equipment in 1997 were all substantially repaid.

         The Company expects that the cash received from the sale of the Company's assets to IHS, the proceeds derived by the Company as repayments of amounts due from Alpha and CDBI following the IHS Closing and repayments of amounts due the Company from UMDC resulting from the RRI transaction and from UMDC's continuing operations will be sufficient to fund the Company's operations through 1998.

         In conjunction with the sales of assets to IHS and to RRI, the Company has been released from its guarantees of leases for UMDC and CDBI for In-Center Facilities in New York City.

         Although the Company is currently investigating prospective merger and acquisition candidates, the Company has not determined the specific application of the proceeds from the IHS transaction (including amounts payable pursuant to the Consulting Agreement) and the amounts paid and payable to the Company from the sale of UMDC's assets to RRI and from the ongoing operations of UMDC (collectively, the "Proceeds"). Although the Company does not presently intend to spend in excess of the net cash Proceeds in any future acquisitions or investments, it is possible that future transactions could require additional funds. Sources of funds could include bank and other third party borrowings or the sale of debt or equity securities. The Company has no current commitments or arrangements for additional financing and there can be no assurance that the Company would be successful in obtaining any required additional funds.

         SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997. This statement is effective for the Company's fiscal year ending December 31, 1998. This statement addresses the reporting and displaying of comprehensive income and its components. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This statement is effective for the Company's fiscal year ending December 31, 1998. This statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

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


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Sections 16(c) of the Exchange Act.

         The material contained in "Election of Directors" and "The Board of Directors and Executive Officers" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 1998 annual meeting of Shareholders of the Company is hereby incorporated by reference.

Item 10.  Executive Compensation

         The material contained in "Executive Compensation" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 1998 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

Item 11.  Securities Ownership of Certain Beneficial Owners and Management.

         The material contained in "Security Ownership of Certain Beneficial Owners," "Election of Directors," and "The Board of Directors and Executive Officers" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 1998 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

Item 12.  Certain Relationships and Related Transactions.

         The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 1998 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

PART IV

Item 13.    Exhibits and Reports on Form 8-K.

            (a)   Exhibits

                  No exhibits are filed with this report or are incorporated herein by reference.

            (b) A report on Form 8-K was filed by the Company on October 10, 1997 concerning the completion of the sale of assets of the Company to IHS of New York, Inc.

                         CONTINENTAL CHOICE CARE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                      ------------------------------------


                                                                     Page

Report of Independent Public Accountants..........................   F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of
     December 31, 1997 and 1996...................................   F-3

     Consolidated Statements of Operations and Retained Earnings
     (Accumulated Deficit) for the Years Ended December 31,
     1997 and 1996 ...............................................   F-4

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997 and 1996...................................   F-5

     Notes to Consolidated Financial Statements...................   F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Continental Choice Care, Inc.:

         We have audited the accompanying consolidated balance sheets of Continental Choice Care, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations and retained earnings (accumulated deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Choice Care, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 11, 1998

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        as of December 31, 1997 and 1996

ASSETS                                                                               1997                  1996
                                                                                  -----------           ----------
Current Assets:

Cash and cash equivalents including restricted cash of
     $250,000 in 1997 and $200,000 in 1996 .....................................   $  406,909           $1,418,054
Investments in U.S. Government securities.......................................    3,595,438                 -0-
Accounts receivable, less allowance for doubtful accounts of $257,000
    in 1997 and $517,000 in 1996................................................      197,133              989,363
Current portion of amounts due from consulting customers........................    2,805,105                 -0-
Deferred tax asset..............................................................         -0-               125,000
Other current assets ...........................................................      583,609              129,163
                                                                                   ----------         ------------
   Total current assets ........................................................    7,588,194            2,661,580
Amounts due from affiliates ....................................................      235,864              779,273
Amounts due from consulting customers...........................................          -0-            2,872,468
Property and equipment, at cost, less accumulated depreciation .................       90,962              116,750
Other assets ...................................................................      139,295               13,865
Net non-current assets of discontinued operations...............................          -0-              548,594
                                                                                  -----------         ------------
                                                                                   $8,054,315           $6,992,530
                                                                                  ===========         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable..............................................................    $   670,540           $1,408,939
Accrued professional fees.....................................................        162,949              122,353
Other accrued expenses .......................................................        801,151              488,990
Income taxes payable..........................................................         87,000               48,939
                                                                                    ---------          -----------
   Total current liabilities .................................................      1,721,640            2,069,221
                                                                                    ---------          -----------

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, 5,000,000 shares authorized, none issued or outstanding......       ---                 ---
Common stock, no par value, 10,000,000 shares authorized,
   3,237,500 shares issued and outstanding at December 31, 1997
   and December 31, 1996......................................................     5,524,061            5,464,061
Paid-in capital...............................................................           500                  500
Retained earnings (accumulated deficit).......................................       782,977             (541,252)
Unrealized gain on investments...............................................         25,137                  -0-
                                                                                  ----------           ----------
   Total stockholders' equity.................................................     6,332,675            4,923,309
                                                                                  ----------           ----------
                                                                                  $8,054,315           $6,992,530
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

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                 for the Years Ended December 31, 1997 and 1996

                                                                                         1997            1996
                                                                                      ----------      ----------
Revenues from continuing operations........................................       $      83,331      $         -0-
                                                                                   ------------    ---------------

Costs and Expenses:
    General and administrative ............................................           1,939,187          1,764,240
    Depreciation and amortization .........................................              29,046             22,453
    Interest income, net ..................................................             (56,769)           (68,981)
                                                                                   -------------      -------------
         Total costs and expenses .........................................           1,911,464          1,717,712
                                                                                    -----------        -----------
                                                                                     (1,828,133)        (1,717,712)
Gain on sale of former New Jersey in-center facility and

   certain other assets....................................................                  -0-         1,749,080
                                                                                    ------------       -----------
                                                                                     (1,828,133)            31,368
Provision (benefit) for income taxes.......................................            (252,282)             1,842
                                                                                    ------------       -----------

Income (loss) from continuing operations...................................          (1,575,851)            29,526
                                                                                     -----------       -----------

Discontinued operations (Note 1):
    Income (loss) from discontinued operations (less applicable income
       taxes (benefit) of $208,275 in 1997 and ($22,297) in 1996)..........           1,300,967           (361,400)
    Gain on sale of discontinued operations (less applicable income
       taxes of $256,007 in 1997)..........................................           1,599,113                 -0-
                                                                                      ---------     ---------------
Income (loss) from discontinued operations.................................           2,900,080           (361,400)
                                                                                      ---------           ---------

         Net income (loss).................................................           1,324,229           (331,874)

Accumulated deficit, beginning of year.....................................            (541,252)          (209,378)
                                                                                    ------------      -------------
Retained earnings (accumulated deficit), end of year.......................         $   782,977       $   (541,252)
                                                                                    ------------      -------------

Basic and diluted income (loss) per share:

   Continuing Operations...................................................        $       (.49)     $         .01
   Discontinued operations.................................................                 .90               (.11)
                                                                                   ------------      --------------
   Net income (loss) per share.............................................        $        .41      $        (.10)
                                                                                   ============      ==============

Basic weighted average shares outstanding..................................           3,237,500          3,237,500
                                                                                   =============     =============
Diluted weighted average shares outstanding................................           3,250,100          3,237,500
                                                                                   ============      =============


        The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 for the Years Ended December 31, 1997 and 1996

                                                                                        1997                1996
                                                                                      --------            --------
Cash Flows From Operating Activities:

   Net income (loss) .........................................................      $1,324,229          $ (331,874)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities --
     Depreciation and amortization............................................          29,046              22,453
     Provision for doubtful accounts..........................................          99,401             379,672
     Expense related to warrants .............................................          60,000              50,000
     Gain on sale of former New Jersey in-center
        facility and certain other assets.....................................             -0-          (1,749,080)
     (Income) loss from discontinued operations, net..........................      (1,300,967)            361,400
     Gain on sale of discontinued operations, net.............................      (1,599,113)                -0-
     Decrease (increase) in deferred taxes, net...............................         125,000            (118,489)
     Decrease  in accounts receivable...............................                   692,829             568,853
     Increase in other assets.................................................        (579,876)            (82,707)
     Increase in amounts due from affiliates .................................         (78,996)            (16,000)
     Decrease in accounts payable.............................................        (738,399)            (35,522)
     Increase in accrued expenses.............................................         352,757              18,341
     Increase in income taxes payable.........................................          38,061              28,939
                                                                                 --------------       ------------
       Net cash used in operating activities of continuing operations.........      (1,576,028)           (904,014)
       Net cash provided by (used in ) discontinued operations................         828,674            (290,769)
                                                                                 -------------         ------------
Net cash used in operating activities.........................................        (747,354)         (1,194,783)
                                                                                  -------------         -----------

Cash Flows From Investing Activities:
     Proceeds from sale of former New Jersey in-center
       facility and certain other assets......................................             -0-           2,010,330
     Proceeds from sale of discontinued operations............................       2,620,000                 -0-
     Amounts loaned or advanced to consulting customers.......................      (2,350,547)         (1,276,441)
     Amounts repaid by consulting customers  .................................       3,040,315             957,448
     Purchases of U.S. Government securities..................................      (3,570,301)                -0-
     Purchases of property and equipment......................................          (3,258)           (420,455)
                                                                                 --------------      --------------
Net cash (used in) provided by investing activities
         of continuing operations.............................................        (263,791)          1,270,882
                                                                                   ------------      -------------

Net (decrease) increase in cash...............................................      (1,011,145)             76,099
Cash, beginning of year.......................................................       1,418,054           1,341,955
                                                                                   ------------      -------------
Cash, end of year.............................................................     $   406,909       $   1,418,054
                                                                                   ============      =============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for income taxes.................................    $     26,674     $        64,850
   Cash paid during the year for interest.....................................           1,178               5,385

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of business, reorganization and discontinued operations:

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

         The Company was primarily engaged in the business of providing dialysis related services, training, equipment and supplies to patients at home, in prisons and in hospitals. The Company also provided acute dialysis nursing services and administrative services. The Company operated primarily in New Jersey and New York. The above and other activities conducted by the Company were performed primarily through the following wholly-owned subsidiaries --

                        Continental Dialysis, Inc. (CDI)
              Courthouse Dialysis, Inc. (Courthouse) (See Note 9)
                         Dialysis Staffing, Inc. (DSI)
                 Continental Dialysis, Inc. of Linden (Linden)
                    Renal Management, Inc. (RMI) (80% owned)

         Effective October 8, 1997, the Company, other than RMI, completed the sale of substantially all of its dialysis related assets to IHS of New York, Inc., a New York corporation ("IHS"). In addition, Alpha Administration Corp. ("Alpha"), the operator of the South Bronx Kidney Center, and Continental Dialysis Center of the Bronx, Inc. ("CDBI") sold substantially all of their respective assets to IHS. Prior to the sale, the Company provided consulting and administrative services to Alpha and CDBI. The assets of the Upper Manhattan Dialysis Center, Inc. ("UMDC"), a New York corporation to which the Company also provided consulting and administrative services, were not included in this sale transaction (the "IHS Sale"). The aggregate price paid by IHS at the closing of the IHS Sale was approximately $5,120,000, of which $500,000 was placed in an escrow to secure certain contingent obligations of the sellers. As of December 31, 1997, $375,000 of the escrow is included in other current assets and $125,000 is included in other assets in the accompanying consolidated balance sheets. The sellers retained substantially all of their cash, accounts receivable and liabilities. The Company and IHS entered into a consulting agreement pursuant to which the Company will provide certain consulting services to IHS over the three-year term of the agreement in consideration of an aggregate of $1,000,000 payable by IHS to the Company over the term of the agreement. The Company also entered into a Non-Competition Agreement with IHS pursuant to which the Company, CDBI, Alpha and certain officers and directors of each of them agreed not to engage in certain activities in competition with IHS in certain specified areas for a period of five years following October 8, 1997.

         The $5,120,000 purchase price was allocated $2,620,000 to the Company, $900,000 to Alpha and $1,600,000 to CDBI. Substantially all amounts allocated to Alpha and CDBI from the sale to IHS, plus all accounts receivable, cash and cash equivalents retained by Alpha and CDBI have been used to pay outstanding liabilities of those entities, including substantially all amounts in accrued and current consulting and administrative fees and other amounts due to the Company. As of December 31, 1997, approximately $200,000 of consulting fees due from CDBI have not been recorded due to realization uncertainties. All of the outstanding common stock of Alpha and CDBI and 50% of the outstanding common stock of UMDC is owned by Alvin S. Trenk, Steven L. Trenk and Martin G. Jacobs, M.D., the Company's Chairman, President and Corporate Medical Director, respectively, (collectively, the "Certain Executive Officers"), who have previously assigned to the Company all proceeds, if any, which they might otherwise receive upon the sale of those entities. The Company has agreed to indemnify the Certain Executive Officers to the extent of any taxes and certain other liabilities resulting from the transaction contemplated by the assignment.

      Primarily as a result of the Company's sale of assets, the Company could become subject to the Investment Company Act of 1940 (the "1940 Act") and could be deemed a "personal holding company" pursuant to Section 541 of the Internal Revenue Code of 1986 ("Section 541"). If the Company were to become subject to the 1940 Act, it would be subject to substantial regulation with respect to its capital structure, management, operation, transactions with affiliates and other matters. If the Company were to become a "personal holding company", the Company could become subject to a 39.6% penalty tax on undistributed personal holding company income in addition to the Company's normal income tax. In order to reduce the likelihood that the Company will become subject to the 1940 Act or
Section 541, the Company may invest its capital in securities bearing interest at rates lower than those which the Company could otherwise obtain and may make investments or take other action which it might otherwise not make or take. No assurance can be given that the Company will take all actions which might be required to avoid coverage of the 1940 Act or Section 541 or, if taken, that the Company will otherwise avoid coming within the coverage of the 1940 Act or
Section 541.

      The operating results and the gain on the disposition of the Company's dialysis-related businesses have been segregated from continuing operations and reported as separate line items on the Consolidated Statements of Operations. The Consolidated Financial Statements have been restated to reflect the discontinued operations.

      Revenues from the discontinued operations were $4,282,418 and $5,751,896 for 1997 and 1996, respectively.

      For 1996, the net assets of the discontinued operations are reflected in "Net non-current assets of discontinued operations" in the consolidated balance sheets as follows:

                                                   December 31, 1996
                                                   -----------------
Current assets......................................  $   52,028
Current liabilities.................................    (56,064)
                                                     -----------
   Net current assets (liabilities).................     (4,036)
Equipment and leasehold improvements................     574,487
Other non-current assets (net)......................      44,042
Non-current liabilities                                 (65,899)
                                                     -----------

Net non-current assets of discontinued
operations..........................................   $ 548,594
                                                       =========


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

         Cash equivalents -- The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash equivalents approximates fair value.

         Accounts receivable and allowances -- The allowance for doubtful accounts consists of management's estimate of amounts that may prove uncollectible from insurers or former patients. Actual results could differ from these estimates. As of December 31, 1997, substantially all of the accounts receivable exceeded 90 days since services were discontinued October 8, 1997.

         Investments -- The Company classifies all of its investments, which consist of U.S. Government securities, as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders' equity. The unrealized gain on investments was $25,137 as of December 31, 1997.

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

         Income (loss) per share -- The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128 requires the presentation of basic earnings per share and diluted earnings per share. "Basic earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding and is consistent with the Company's historical presentations. "Diluted earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards, if dilutive.

         As of December 31, 1997, the basic weighted average common shares outstanding is 3,237,500, and the weighted average common shares outstanding assuming dilution is 3,250,100. The difference of 12,600 relates to incremental shares issuable relating to dilutive stock options and warrants.

         Stock-Based Compensation -- Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income
(loss) and income (loss) per share are provided as if the fair value method had been applied.

         Reclassifications -- Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

(3)   Property and equipment:

         Property and equipment consist of the following as of December 31, 1997 and 1996:

                                                     1997        1996
                                                     ----        ----

     Furniture and fixtures.......................$    3,588   $    3,588
     Office and other equipment...................   161,080      157,822
     Leasehold improvements.......................     2,013        2,013
                                                   ---------    ---------
                                                     166,681      163,423
     Less -- Accumulated depreciation
        and amortization..........................  (75,719)     (46,673)
                                                     ------       -------

                                                  $   90,962   $  116,750
                                                  ==========     ========

         Depreciation expense for continuing operations was $29,046 and $22,453 in 1997 and 1996, respectively.

(4)  Note payable:

         During 1997, the Company financed a Directors and Officers Insurance policy aggregating $41,478. The note required an initial payment of $8,000 and the remaining balance of $33,478, to be payable over nine months with an interest rate of 10.95%. Monthly principal and interest payments aggregate $3,720. Principal maturities, including the initial payment, aggregated $18,377 in 1997. Interest expense totaled $1,178 in 1997.

(5)    Income taxes:

         The provision (benefit) for income taxes relating to continuing operations for the years ended December 31, 1997 and 1996 consists of the following:

                                        1997       1996
                                        ----       ----
Current:

Federal..........................      $51,000       $-0-
State............................       36,000      41,000
                                        ------      ------
                                        87,000      41,000

Deferred:

Federal..........................    (200,176)     (37,201)
State............................    (139,106)      (1,957)
                                     ---------      -------
                                    $(252,282)    $  1,842
                                    ==========    =========

         At December 1997 and 1996, the Company had a current deferred tax asset of $114,000 and $847,000, and a deferred tax liability of $8,000 and $0, respectively. The deferred tax asset is netted by a valuation allowance of $114,000 and $722,000, respectively as of December 1997 and 1996. The deferred tax asset is primarily related to the allowance for doubtful accounts of $103,000 and $188,000 as of December 31, 1997 and 1996 and net operating loss carryforwards of $0 and $682,000 as of December 31, 1997 and 1996, while the deferred tax liability is primarily related to depreciation and amortization.

         Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards and the timing of the reversal of other temporary differences. Although realization is not assured, as of December 31, 1996, management believed it was more likely than not, that a portion of the net deferred tax asset would be realized. As of December 31, 1997, a full valuation allowance has been provided against the net deferred tax asset due to the sale of substantially all operations.

         The following is a reconciliation of the statutory Federal income tax rate to the effective rate as a percentage of income before provision (benefit) for income taxes as reported in the consolidated financial statements for the years ended December 31, 1997 and 1996:

                                                1997        1996
                                               ------      ------

U.S. Federal income tax rate ................    (34%)       34%
State income taxes, net of Federal
  tax benefit................................     6           7
Non-deductible expenses .....................     3           8
Net operating loss for which no tax benefit
   is currently available....................    17           --
Net operating loss utilization...............    --          (43)
Valuation allowance..........................    (6)          --
                                             ---------    ------
Effective income tax rate ...................    (14%)        6%
                                              ========    ======


(6)   Related party transactions:

         The Company has obtained a $125,868 note from TechTron for expenses of TechTron paid for by the Company. The note bears interest at the rate imputed by the Internal Revenue Service for instruments having a maturity of two or more years and without a stated interest rate. The principal and accrued interest thereon were due on December 31, 1996; however, a new note was executed which is payable on demand. During 1997, 1996 and 1995, an additional $78,996, $16,000 and $15,000, respectively, was advanced to TechTron by the Company. The Company has obtained notes from TechTron for these additional advances. The notes bear interest at the rate of 8% and are payable on demand. All notes have been guaranteed by the Company's Chairman, President and Corporate Medical Director ("Certain Executive Officers").

         In 1996, Alpha Administration Corp. ("Alpha"), an entity owned by Certain Executive Officers, entered into an Agreement for Purchase of Assets ("Purchase Agreement") with National Nephrology Foundation ("NNF"), an Amended Employment Agreement with the Estate of Norman Deane, M.D., the former medical director of a New York free-standing dialysis in- center known as the "Bronx Facility" (the "Estate"), and certain related agreements. The new agreements superseded the agreements previously in effect between and among Alpha, NNF and the Estate. Under the terms of the Purchase Agreement, NNF agreed to sell to Alpha substantially all of the assets of the Bronx Facility, including accounts receivable and cash. The purchase price was equal to $650,000 previously paid to NNF for the Bronx Facility plus an amount not in excess of $95,000 to pay certain expenses of NNF plus the waiver of certain fees due Alpha and to the Company to the extent such fees exceed the cash available to NNF for the operations of the Bronx Facility. Alpha also agreed to assume certain operating liabilities of the Bronx Facility. Alpha obtained the right to be paid its accrued and current fees under the Consulting and Service Agreement with NNF on an unsubordinated basis to the extent of available cash of the Bronx Facility. The closing of the asset purchase transaction was subject to certain conditions, including the approval of the Attorney General of the State of New York and final approval of the New York Department of Health. Such approvals were received in February 1997. Upon execution of the agreement, NNF paid $310,000 to reduce its outstanding liabilities to the Company. Under the terms of the Amended Employment Agreement, the parties agreed to settle all amounts outstanding under the original employment agreement with Dr. Deane for the sum of $225,000, $25,000 of which was paid to the Estate upon the execution of the Amended Employment Agreement and the remainder of which was held in escrow. Such amount was funded by the Company and expensed in the fourth quarter of 1996 in anticipation of release of the escrowed funds upon the closing of the transaction contemplated by the Purchase Agreement.

         Through December 31, 1994, the Company had advanced Alpha $565,000 required to fund the cash requirements, as defined, of the Bronx Facility, plus an additional $57,405, and has included these amounts in due from affiliates as of December 31, 1996. Notes due from Alpha as of December 31, 1996, in the amounts of $265,000 and $357,405, bear interest at 8% and the IRS imputed rate for two-year investments, respectively. Both are payable in 1999 and are guaranteed by Alpha's shareholders (the Company's Chairman, President and Corporate Medical Director). During 1997, Alpha repaid $547,527 to the Company which has been applied against the advance. To date, the Company has not recognized interest income related to the advances due to realization uncertainties.

          The Company and Alpha have entered into a consulting and services agreement. This agreement is essentially identical to the Company's agreement with the Bronx Facility. The Bronx Facility agreement entitles the Company to $240,000 per year for services rendered. As of December 31, 1996, $205,300 was due from the Bronx Facility and is included in amounts due from consulting customers in the accompanying consolidated balance sheets. During 1997 and 1996, the Company recorded $680,000 ($480,000 of which relates to prior years not previously recorded due to realization uncertainties) and $240,000 respectively in consulting fees for services provided to the Bronx Facility. In addition, the Company provided equipment and supplies to the Bronx Facility approximating $216,000 at no margin for the year ended December 31, 1997. The Consulting and Services Agreement was terminated during 1997.

         In December 1995, Certain Executive Officers acquired an aggregate of 50% of the common stock of UMDC. The Company, as well as Certain Executive Officers had guaranteed an aggregate of $2,400,000 of bank credit facilities of the Upper Manhattan Dialysis Center ("UMDC") to construct the UMDC facility and provide working capital. The facilities were comprised of a $500,000 credit facility and separate loans originally totaling $1,900,000. As of December 31, 1997, an aggregate of $623,000 was outstanding under the credit facilities. In conjunction with the sale of substantially all of UMDC's assets, all of these credit facilities were repaid and the Company's guarantee extinguished. In 1994, the Company loaned the principals of UMDC $450,000 and UMDC an aggregate of $304,524 at a designated prime rate less 1%. Certain of these loans are due on demand and certain of these loans which were due on various stated maturity dates had been extended by the Company to become due on November 30, 1995. These notes remain outstanding as of December 31, 1997. The Company extended the due dates pending completion of the sale of substantially all of UMDC's assets. In addition, the Company provided equipment and supplies to UMDC aggregating $1,048,841 through December 31, 1997 and $875,248 through December 31, 1996 at no margin. These amounts and the previously mentioned loans to UMDC and its principals are included in amounts due from consulting customers in the accompanying consolidated balance sheets. The total amounts due from UMDC and its principals of $2,665,677 and $1,490,183 as of December 31, 1997 and 1996, respectively, are net of certain transactions not recorded due to realization uncertainties. During 1997, the Company recognized income aggregating $794,000 relating to UMDC, the majority of which was not recorded in prior years due to realization uncertainties. Such amounts were collected subsequent to December 31, 1997.

         CDBI, a company owned by Certain Executive Officers, was a consulting customer to whom the Company had advanced funds for construction of a new in-center dialysis facility in the Bronx, New York. At December 31, 1997 and 1996, $64,350 and $1,176,985, respectively, was due from CDBI. During 1997, substantially all amounts due to the Company were repaid. However, due to the unit being at an early phase in its startup, there was inadequate cash flow to pay $200,000 in consulting fees which have not been recorded by the Company due to realization uncertainties.

(7)   Commitments:

         Employment agreements -- In 1994, the Company entered into compensation agreements with its Chairman, President and Corporate Medical Director. The agreements with the Chairman and President have initial terms of five years and are extended automatically after the first year and thereafter unless such extensions are terminated by the Board of Directors. The Corporate Medical Director's agreement has a term of one year. These agreements provide for minimum aggregate compensation of $550,000 in 1998, $550,000 in 1999, $550,000 in 2000, $550,000 in 2001 and $550,000 in 2002. Each of the individuals may receive bonuses as determined by the Board of Directors, except the President whose bonus is equal to 10% of the Company's pretax income in excess of the prior year's pretax income, limited to $100,000. The Corporate Medical Director received a $25,000 bonus for 1997; no other such bonuses were paid for 1997 or 1996. Compensation paid to the Chairman, President and Corporate Medical Director aggregated $534,000 and $422,000 in 1997 and 1996, respectively. All executive officers of the Company took voluntary pay cuts in mid-1995, some of which were restored in mid-1996; one executive officer continues to receive reduced pay.

         Legal -- The Company is engaged in certain legal proceedings incidental to its normal course of business activities. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

         Benefit plan -- The Company maintains a 401(k) profit sharing plan. The Company matches 10% of the employees' contributions up to 6% of base pay. Company contributions were $3,771 and $3,465 in 1997 and 1996, respectively.

         Lease agreements -- Future minimum rental commitments for an office space operating lease at December 31, 1997 are: $82,000 in 1998 and $20,000 in 1999. The current lease expires in March 1999. Rent expense from continuing operations was $83,320 and $88,560 for the years ended December 31, 1997 and 1996, respectively.

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

         The Company sold to the Underwriters or their designees, for nominal consideration, options (the "Unit Purchase Options") to purchase up to 140,000 Units. The Unit Purchase Options are exercisable during the four-year period commencing in July 1995 at an exercise price equal to $8.05, subject to adjustment in certain events to protect against dilution.

The Company has reserved 280,000 shares of its common stock for the Unit Purchase Options.

         During 1996, the Company became obligated to issue five-year warrants to purchase 210,000 shares of its common stock to service providers at exercise prices ranging from $3.00 to $4.25 per share. The Company recorded $50,000 in expense related to these warrants in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for 1996. In October 1997, the Company repriced and reissued certain of these warrants to purchase 60,000 shares of its common stock to an exercise price of $1.15625. The Company recorded $60,000 in expense related to this repricing in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations for 1997. Accordingly, common stock has been increased by $60,000 and $50,000 for the years ended December 31, 1997 and 1996, respectively.

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

         In the first quarter of 1997, the Board of Directors of the Company adopted the Continental Choice Care, Inc. 1997 Equity Incentive Plan (the "1997 Plan"), a broad-based employee equity incentive plan. The Board of Directors reserved 1,250,000 shares of the Company's common stock and granted options to acquire 296,225 shares of the Company's common stock to officers and employees of the Company. The 1997 Plan and the options granted thereunder were approved by the Company's stockholders in May 1997. All options under the 1994
Long-Term Incentive Award Plan were repriced by the Board of Directors in February 1997 to $1.875 per share or 100% of fair market value of the Company's common stock at the repricing date.

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes with the following weighted average assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of approximately 6% and expected option life of 5 to 10 years. Expected volatility was assumed to be 85% and 46% in 1997 and 1996, respectively.

                                                       Weighted   Weighted
                                             Number    Average    Average
                                               of      Exercise     Fair
                                             Shares      Price     Value
                                            --------  ---------- ---------

Options outstanding, December 31, 1994....   20,000      $5.75
     Granted..............................   60,000       5.50      $2.63
                                            -------
Options outstanding, December 31, 1995....
     (60,000 exercisable).................   80,000       5.44
     Granted..............................  130,000       4.00       1.91
                                            --------
Options outstanding December 31, 1996
     (190,000 exercisable)................  210,000       4.55
     Granted..............................  820,000       1.69       1.45
     Canceled............................. (150,000)      5.25       3.89
                                           ---------
Options outstanding December 31, 1997
     (625,000 exercisable)................  880,000       1.93
                                          =========



         As permitted by FAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

                                                  1997        1996
                                                  ----        ----

Net income (loss) as reported...............  $1,324,229     $(331,874)

Estimated fair value of the year's option
     grants, net of tax.....................     747,403       256,140
                                               ---------    ----------
Net income (loss) adjusted..................  $  576,826    $ (588,014)
                                               =========    ==========
Adjusted net income (loss) per share........  $      .18    $     (.18)
                                              ==========    ==========

         This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years if additional options are granted and amortized ratably over the vesting period.

(9)    Sale of New Jersey In-Center Facility

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

(10)   Subsequent Event

       On January 29, 1998, the Upper Manhattan Dialysis Center, Inc. ("UMDC"), the Company's consulting customer, sold substantially all of its assets to Renal Research Institute, LLC ("RRI") pursuant to the terms of an Asset Purchase Agreement (the "RRI Purchase Agreement") among UMDC, RRI and the shareholders of UMDC for an aggregate purchase price of approximately $7,984,000 (the "RRI Sale").

       At the January 29, 1998 closing (the "First RRI Closing"), RRI paid approximately $4,174,000 in partial payment for the assets of UMDC. UMDC retained its accounts receivable, cash and cash equivalents in the transaction, as well as certain liabilities of UMDC outstanding as of the date of the First RRI Closing.

       Under the terms of the Purchase Agreement, Beth Israel Medical Center, or an alternate designee of RRI, will apply for approval from the New York State Department of Health (the "NY Approval") to operate the in-center dialysis facility currently operated by UMDC. In connection with any grant of the NY Approval, which is currently expected to occur in the fourth quarter of 1998, RRI is expected to pay additional amounts aggregating approximately $3,810,000, less the net value of certain current assets to be retained by UMDC.

       Pending the NY Approval, RRI and UMDC have entered into a Consulting and Administrative Services Agreement (the "RRI Consulting Agreement") pursuant to which RRI will provide UMDC with the use of the assets sold by UMDC to RRI and will provide certain other enumerated services to UMDC in exchange for a consulting fee. RRI's fee is not payable, and accrues to the extent not paid, during any month in which UMDC does not retain a minimum of $28,000 of cash from its net income. UMDC expects to earn net income of approximately $252,000 pending the NY Approval if the NY Approval is granted in November 1998. The amount of monthly net income which UMDC expects to earn during the term of the RRI Consulting Agreement is subject to substantial variation based on a wide variety of factors and no assurance can be given that such amount will be attained or that UMDC will not suffer losses during the relevant periods.

       The Company and certain of its officers, directors and major shareholders ("Certain Executive Officers") previously guaranteed certain bank debt of UMDC, of which approximately $628,000 was outstanding as of the date of the First RRI Closing. The Company previously loaned monies to and incurred additional non-bank liabilities on behalf of UMDC and certain of its shareholders, of which approximately $3,452,000 was outstanding as of the date of the First RRI Closing. Further, as of the date of the sale, UMDC owed the Company approximately $1,389,000 in various accrued consulting and service fees. Through December 31, 1997, the Company has not recorded certain transactions relating to the above approximating $2,176,000 due to realization uncertainties.

       Although the Company expects to receive an aggregate of approximately $4,500,000 from UMDC from the proceeds of the transaction and from the operations of UMDC, there can be no assurance given that the RRI Second Closing will occur as a NY Approval must be attained. At the time of the First RRI Closing, the Company received approximately $2,665,000. In addition, at the First RRI Closing, UMDC paid the remaining outstanding bank debt which was guaranteed by the Company and Certain Executive Officers. The Company's guaranty was partially secured by a deposit of $250,000 held by the lending bank, and this deposit was released to the Company following the First RRI Closing.

       In the event the NY Approval is not granted before February 2000 or upon the occurrence of certain other events, UMDC and RRI may extend the term of the RRI Consulting Agreement or may enter into a joint sale of UMDC. In addition, upon the occurrence of certain events, the RRI Consulting Agreement may be terminated, in which event UMDC will be required to repurchase its assets at a fixed monthly rate over a term of years, unless sooner paid. In addition, UMDC and its shareholders, including Certain Executive Officers, have indemnified RRI against damages arising from certain breaches of the RRI Purchase Agreement.

       In connection with the transaction, the Company and certain of its affiliates have agreed not to engage in the dialysis services business or certain related businesses within the Borough of Manhattan, New York for a period of ten years following the First RRI Closing. RRI is a joint venture between Fresenius Medical Care, N.A. and Beth Israel Medical Center.

       No assurance can be given that the NY Approval will be granted or that the transactions contemplated by the RRI Purchase Agreement or the RRI Consulting Agreement will otherwise be consummated. No assurance can be given that UMDC will earn sufficient net income to be able to make payments to the Company during the term of the RRI Consulting Agreement or that UMDC will not suffer losses during the term of the RRI Consulting Agreement. In the event of a breach of the covenant not to compete, no assurance can be given that Certain Executive Officers will not incur costs, expenses, liabilities or damages which are subject to indemnity by the Company in connection with the RRI Purchase Agreement, the RRI Consulting Agreement or any covenant not to compete.

                                   Signatures

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONTINENTAL CHOICE CARE, INC.

Date: March 30, 1998                        By: /s/ Alvin S. Trenk
                                               ------------------------------
                                                Alvin S. Trenk, Chairman

         In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


              Signature                    Capacity in Which Signed               Date
              ---------                    ------------------------               ----
/s/ Alvin S. Trenk                          Chairman & Director
-------------------------------------       (Principal Executive                  March 30, 1998
Alvin S. Trenk                              Officer)

/s/ Steven L. Trenk                         President
-------------------------------------       Chief Operating Officer               March 30, 1998
Steven L. Trenk                             Director

/s/ Martin G. Jacobs                        Corporate Medical Director
-------------------------------------        & Director                           March 30, 1998
Martin G. Jacobs, M.D.

/s/ Stanley B. Amsterdam                    Director
-------------------------------------                                             March 30, 1998
Stanley B. Amsterdam

/s/ Jeffrey Mendell                         Director
-------------------------------------                                             March 30, 1998
Jeffrey Mendell

/s/ Ronald A. Lefkon                        Chief Financial Officer
-------------------------------------       (Principal Financial Officer)         March 30, 1998
Ronald A. Lefkon
