Form 10QSB
period 1998-03-31
CONTINENTAL CHOICE CARE INC
filed 1998-05-15
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

     Commission File Number 0-24542

                          CONTINENTAL CHOICE CARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            NEW JERSEY                                           22-3276736
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

       25-B VREELAND ROAD
     FLORHAM PARK, NEW JERSEY                                      07932
(Address of Principal Executive Offices)                          Zip Code

Registrant's Telephone Number, Including Area Code            (973) 593-0500

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

                Yes _X_      No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                Yes ____     No ____

Applicable only to corporate issuers.

Shares outstanding as of May 12, 1998 3,237,500 shares of common stock, no par value.

Transitional Small Business Disclosure Format: Yes ___ No _X_

                 Continental Choice Care, Inc. and Subsidiaries
                                   Form 10-QSB
                                 March 31, 1998


     This Annual Report on Form 10-QSB contains "forward-looking statements" that are based on management's assumptions, estimates and projections. The Company's actual results could differ materially from the results anticipated in such forward-looking statements as a result of known and unknown risks, uncertainties and other factors.


Part I. Financial Information


     The comparative consolidated statements of operations, balance sheets and statements of cash flows for Continental Choice Care, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

     The consolidated financial statements and accompanying financial information as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form10-KSB filed with the Securities and Exchange Commission.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



ASSETS                                                                   Mar. 31, 1998  Dec. 31, 1997
                                                                         -------------  -------------
                                                                          (unaudited)
Current Assets:
Cash and cash equivalents including restricted cash of
    $250,000 at December 31, 1997 ......................................   $  361,767   $  406,909
Investments in U.S. Government securities ..............................    6,605,205    3,595,438
Accounts receivable, less allowance for doubtful accounts of $175,000
    at March 31, 1998 and $257,000 at December 31, 1997 ................       86,994      197,133
Amounts due from consulting customers ..................................      119,880    2,805,105
Other current assets ...................................................      536,850      583,609
                                                                           ----------   ----------
   Total current assets ................................................    7,710,696    7,588,194
Amounts due from affiliates ............................................      266,864      235,864
Property and equipment, at cost, less accumulated depreciation .........       85,011       90,962
Other assets ...........................................................      139,419      139,295
                                                                           ----------   ----------
                                                                           $8,201,990   $8,054,315
                                                                           ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable .......................................................   $  560,784   $  670,540
Accrued professional fees ..............................................      137,349      162,949
Other accrued expenses .................................................      889,614      801,151
Income taxes payable ...................................................       74,000       87,000
                                                                           ----------   ----------
   Total current liabilities ...........................................    1,661,747    1,721,640
                                                                           ----------   ----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding         --           --
Common stock, no par value, 10,000,000 shares authorized,
   3,237,500 shares issued and outstanding at March 31, 1998
   and December 31, 1997 ...............................................    5,524,161    5,524,061
Paid-in capital ........................................................          500          500
Retained earnings ......................................................    1,014,500      782,977
Accumulated other comprehensive income .................................        1,082       25,137
                                                                           ----------   ----------
   Total stockholders' equity ..........................................    6,540,243    6,332,675
                                                                           ----------   ----------
                                                                           $8,201,990   $8,054,315
                                                                           ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                                                                                   Three Months ended March 31,
                                                                                ----------------------------------
                                                                                     1998               1997
                                                                                ---------------    ---------------
                                                                                  (unaudited)        (unaudited)
Revenues from continuing operations........................................     $        83,331    $           -0-
                                                                                ---------------    ---------------

Costs and Expenses:
    General and administrative ............................................             519,500            580,572
    Depreciation and amortization .........................................               8,356              6,901
    Interest income, net ..................................................             (99,035)           (13,695)
                                                                                ---------------    ---------------
         Total costs and expenses .........................................             428,821            573,778
                                                                                ---------------    ---------------

Benefit for income taxes...................................................             (20,038)           (8,033)
                                                                                ---------------    ---------------

Loss from continuing operations............................................            (325,452)          (565,745)
                                                                                ---------------    ---------------

Income from discontinued operations, less applicable income
   taxes of $34,430 in 1998 and $12,794 in 1997 (Note 1)...................             556,975            211,181
                                                                                ---------------    ---------------

         Net income (loss).................................................             231,523          (354,564)

Retained earning (accumulated deficit), beginning of year..................             782,977           (541,252)
                                                                                ---------------    ---------------
Retained earnings (accumulated deficit), end of period.....................         $ 1,014,500         $ (895,816)
                                                                                ---------------    ---------------

Basic and diluted income (loss) per share:
   Continuing operations   ................................................     $          (.10)   $          (.18)
   Discontinued operations.................................................                 .17                .07
                                                                                ---------------    ---------------
   Net income (loss) per share.............................................     $           .07    $          (.11)
                                                                                ===============    ===============

Basic weighted average shares outstanding..................................           3,237,500          3,237,500
                                                                                ===============    ===============
Diluted weighted average shares outstanding................................           3,284,000          3,237,500
                                                                                ===============    ===============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              1998           1997
                                                                           -----------    -----------
                                                                           (unaudited)     (unaudited)
Cash Flows From Operating Activities:
   Net income (loss) ...................................................   $   231,523    $  (354,564)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities --
     Depreciation and amortization .....................................         8,356          6,901
     Accretion on U.S. Government securities ...........................       (78,868)             0
     Provision for doubtful accounts ...................................             0         72,978
     Income from discontinued operations, net ..........................      (556,975)      (211,181)
     Decrease (increase) in accounts receivable ........................       110,139       (78,742)
     Decrease in other assets ..........................................        66,831         44,663
     (Increase) decrease in amounts due from affiliates ................       (31,000)        21,898
     Increase in accounts payable ......................................        73,738          5,897
     Increase in accrued professional fees and other accrued expenses ..        62,863        194,236
     Decrease in income taxes payable ..................................       (13,000)       (28,939)
                                                                           -----------    -----------
       Net cash used in operating activities of continuing
          operations ...................................................      (126,393)      (326,853)
       Net cash provided by discontinued operations ....................             0        252,337
                                                                           -----------    -----------
Net cash used in operating activities ..................................      (126,393)       (74,516)
                                                                           -----------    -----------

Cash Flows From Investing Activities:
     Amounts loaned or advanced to consulting customers ................             0       (211,090)
     Amounts repaid by consulting customers ............................     3,014,555         79,044
     Purchases of U.S. Government securities ...........................    (4,317,167)             0
     Proceeds from sale of U.S. Government securities ..................     1,386,268              0
     Purchases of property and equipment ...............................        (2,405)        (3,059)
                                                                           -----------    -----------
Net cash provided by (used in) investing activities ....................        81,251       (135,105)
                                                                           -----------    -----------

Cash Flows From Financing Activities:
     Principal payments on notes payable and obligations
       under capital leases ............................................           -0-        (21,665)
                                                                           -----------    -----------

Net decrease in cash ...................................................       (45,142)      (231,286)
Cash, beginning of year ................................................       406,909      1,418,054
                                                                           -----------    -----------
Cash, end of period ....................................................   $   361,767    $ 1,186,768
                                                                           ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for income taxes ..........................   $    27,017    $     1,626
                                                                           ===========    ===========
   Cash paid during the year for interest ..............................   $       495    $       356
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

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of business, reorganization and discontinued operations:

     Continental Choice Care, Inc. and subsidiaries, (collectively, the "Company") was primarily engaged in the business of providing dialysis related services, training, equipment and supplies to patients at home, in prisons and in hospitals. The Company also provided acute dialysis nursing services and administrative services. The Company operated primarily in New Jersey and New York.

     Effective October 8, 1997, the Company, other than its 80% owned Renal Managment, Inc. subsidiary ("RMI"), completed the sale of substantially all of its dialysis related assets to IHS of New York, Inc., a New York corporation ("IHS"). In addition, Alpha Administration Corp. ("Alpha"), the operator of the South Bronx Kidney Center, and Continental Dialysis Center of the Bronx, Inc. ("CDBI") sold substantially all of their respective assets to IHS. Prior to the sale, the Company provided consulting and administrative services to Alpha and CDBI, each of which are affiliates of the Company. The assets of the Upper Manhattan Dialysis Center, Inc. ("UMDC"), a New York corporation to which the Company also provided consulting and administrative services, were not included in this sale transaction (the "IHS Sale"). The aggregate price paid by IHS at the closing of the IHS Sale was approximately $5,120,000, of which $500,000 was placed in an escrow to secure certain contingent obligations of the sellers. As of March 31, 1998 and December 31, 1997, $375,000 of the escrow is included in other current assets and $125,000 is included in other assets in the accompanying consolidated balance sheets. The sellers retained substantially all of their cash, accounts receivable and liabilities. The Company and IHS entered into a consulting agreement pursuant to which the Company provides certain consulting services to IHS over the three-year term of the agreement in consideration of an aggregate of $1,000,000 payable by IHS to the Company over the term of the agreement. IHS is currently in default of its payment obligation under the terms of the consulting agreement. Further, the Company believes that IHS has failed to obtain a license to operate the Alpha and CDBI facilities and, accordingly, has been unable to bill for services rendered by those facilities. The Company believes that Certain Executive Officers, as defined below, remain the owners and operators of the facilities under New York law. The Company also entered into a Non-Competition Agreement with IHS pursuant to which the Company, CDBI, Alpha and certain officers and directors of each of them agreed not to engage in certain activities in competition with IHS in certain specified areas for a period of five years following October 8, 1997.

     Upper Manhattan Dialysis Center, Inc. ("UMDC") is a New York based dialysis facility. 50% of UMDC's outstanding common stock is owned by Alvin S. Trenk, the Company's Chairman, Chief Executive Officer and a Director, Steven L. Trenk, the Company's President and Chief Operating Officer and a Director, and Martin G. Jacobs, MD, the Company's Medical Director and a Director ("Certain Executive Officers"). The remaining common stock is held by two physicians. UMDC was a consulting customer of the Company.

     On January 29, 1998, UMDC sold substantially all of its assets to Renal Research Institute, LLC ("RRI") pursuant to the terms of an Asset Purchase Agreement (the "RRI Purchase Agreement") among UMDC, RRI and the shareholders of UMDC for an aggregate purchase price of approximately $7,984,000 (the "RRI Sale"). RRI is a joint venture between Fresenius Medical Care, N.A. and Beth Israel Medical Center.

     At the January 29, 1998 closing (the "First RRI Closing"), RRI paid approximately $4,174,000 in partial payment under the RRI Purchase Agreement. UMDC retained its accounts receivable, cash and cash equivalents in the transaction, as well as certain liabilities of UMDC outstanding as of the date of the First RRI Closing.

     Under the terms of the RRI Purchase Agreement, Beth Israel Medical Center, or an alternate designee of RRI, will apply for approval from the New York State Department of Health (the "NY Approval") to operate the in-center dialysis facility currently operated by UMDC. In connection with any grant of the NY Approval, which is currently expected to occur in the fourth quarter of 1998, RRI is expected to pay UMDC additional amounts aggregating approximately $3,810,000, less the net value of certain current assets to be retained by UMDC.

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

     In connection with the First RRI Closing, UMDC paid approximately $628,000 of outstanding bank debt which the Company and Certain Executive Officers previously guaranteed. The Company previously loaned monies to and incurred additional non-bank liabilities on behalf of UMDC and its physician shareholders, of which approximately $3,452,000 was outstanding as of the date of the First RRI Closing. Further, as of the date of the sale, UMDC owed the Company approximately $1,389,000 in various accrued consulting and service fees. Through March 31, 1998, the Company received $2,915,000. The Company has not recorded certain transactions approximating $1,826,000 related to UMDC due to realization uncertainties.

     Although the Company expects to receive an aggregate of approximately $4,500,000 from UMDC from the proceeds of the transaction and from the operations of UMDC, there can be no assurance given that the RRI Second Closing will occur.

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

(2) Income (loss) per share:

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

     As of March 31, 1998 and 1997, the basic weighted average common shares outstanding were 3,237,500, and the weighted average common shares outstanding assuming dilution were 3,284,000 and 3,237,500, respectively. The 1998 difference of 46,500 relates to incremental shares issuable relating to dilutive stock options and warrants.

(3)   Related party transactions:

     The Company has obtained a $125,868 note from TechTron, Inc. ("TechTron") for expenses of TechTron paid for by the Company. TechTron holds approximately 47.18% of the Company's outstanding common stock, and approximately 80.7% of TechTron's outstanding common stock is held by Certain Executive Officers. The note bears interest at the rate imputed by the Internal Revenue Service for instruments having a maturity of two or more years and without a stated interest rate. The principal and accrued interest thereon were due on December 31, 1996; however, a new note was executed which is payable on demand. During 1998, 1997, 1996 and 1995, an additional $31,000, $78,996, $16,000 and $15,000, respectively, was advanced to TechTron by the Company. The Company has obtained notes from TechTron for these additional advances. The notes bear interest at the rate of 8% and are payable on demand. All notes have been guaranteed by Certain Executive Officers.

     As of March 31, 1998 and December 31, 1997, $(72,622) and $74,878,
respectively, was (payable to) due from Alpha, and is included in accounts payable or amounts due from consulting customers in the accompanying consolidated balance sheets. The amounts are net of certain transactions in the amount of $163,315, not recorded due to realization uncertainties. At March 31, 1998 and December 31, 1997, $19,880 and $64,350, respectively, was due from CDBI. However, there was inadequate cash flow to pay $200,000 in consulting fees which have not been recorded by the Company due to realization uncertainties.

     In 1994, the Company loaned the principals of UMDC $450,000 and UMDC an aggregate of $304,524 at a designated prime rate less 1%. Certain of these loans are due on demand and certain of these loans which were due on various stated maturity dates had been extended by the Company to become due on November 30, 1995. As of December 31, 1997, UMDC owed the Company $831,483 and the physician shareholders of UMDC owed the Company $100,000 in principal plus interest for loans previously advanced by the Company. As of March 31, 1998, all amounts due from UMDC under these loans were repaid, and $100,000 of principal plus accrued interest due from the physician shareholders of UMDC to the Company was still outstanding. In addition, the Company provided equipment and supplies to UMDC aggregating $1,048,841 through March 31, 1998 and December 31, 1997 at no margin. The total amounts due from UMDC and its physician principals of $100,000 and $2,665,677 as of March 31, 1998 and December 31, 1997, respectively, are net of certain transactions including consulting fees (aggregating $1,388,875 at March 31, 1998) not recorded due to realization uncertainties.

(4)  Other comprehensive income

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which modifies the financial statement presentation of comprehensive income and its components. Upon adoption of this Statement, the accumulated net unrealized gain on the Company's available for-sale investments was

$25,139 at December 31, 1997. Adoption of this Statement had no effect on the Company's financial position or operating results in the periods presented.

     Comprehensive income (loss) for the three months ended March 31, 1998 and 1997, representing all changes in stockholders' equity during the period other than changes resulting from the Company's stock, was $232,605 and $(354,564).


                      MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

     Three Months Ended March 31, 1998 Compared With Three Months Ended March 31, 1997.

     At the IHS Closing on October 8, 1997, the Company completed the sale of its New Jersey, Connecticut and Pennsylvania dialysis business assets to IHS. The Company also conveyed its New York nursing and home and alternate site businesses and its consulting and service agreements with Alpha and CDBI to IHS. Following the IHS Closing, the Company's sources of revenue included amounts payable for consulting services to be provided to IHS through October 2000 and amounts payable by UMDC pursuant to the UMDC Agreement. Further, in January, 1998, UMDC sold substantially all of its assets to RRI and the Company and UMDC terminated the UMDC Agreement. As a result of the UMDC transaction, the Company received repayment of certain sums due the Company from UMDC and certain of UMDC's shareholders and became entitled to receive repayment of certain other amounts due from UMDC and its shareholders and to receive amounts to be earned by UMDC in connection with its continuing business pending the RRI Second Closing.

     In the three months ended March 31, 1998, the Company recognized $83,331 from the IHS Consulting Agreement, which is payable at the rate of approximately $28,000 per month for its three year term. IHS is currently in default of its payment obligations under the Consulting Agreement for the months of March, April, and May 1998. In addition, the Company received $2,665,000 from UMDC as a result of the First RRI Closing for amounts previously due from this consulting customer. The remainder of the proceeds from the IHS Closing, the proceeds from the IHS Consulting Agreement and the proceeds from the RRI Transaction were invested by the Company in U.S. Government securities and money market funds pending application. Costs incurred by the Company relating to the RRI transaction were not significant. No assurance can be given that the Company will continue to receive income from the IHS Consulting Agreement or from the continued operations of UMDC.

     Revenues

     Net patient revenues of the Company in 1997 prior to the IHS Closing were derived from providing equipment and supplies to patients (51%) and services (49%), which services consisted of contract nursing services, and dialysis treatments provided by the Company's Training Facility in

Linden, New Jersey. In 1997, 25% of the Company's cash receipts were received under the Medicare program, while approximately 75% of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

     Net patient revenues were $1,241,126 in the first quarter of 1997. There were no such revenues in 1998. The decrease is attributable to the sale of substantially all of the Company's assets in October, 1997. This decrease in the Company's operating revenues in 1998 was partially offset by $99,035 in interest income derived in part from the Company's investment of the proceeds of the IHS Closing and the RRI Transaction and income of $83,331 derived from the IHS Consulting Agreement.

     The Company provided certain services in New York through consulting, administrative, or subcontracting service arrangements with the Alpha, CDBI and UMDC Consulting Customers in New York. Under the Company's agreements with Alpha, CDBI and UMDC, the Company provided various administrative and consulting services for a monthly fee of $20,000, $20,000 and $33,333, respectively. The Company also provided equipment and supplies to the Consulting Customers under the agreements at the Company's listed cost for the equipment and supplies. As of the end of the 1997 fiscal year, the Company recorded revenues of $941,000 from Alpha, $62,000 from CDBI and $794,000 from UMDC, of which an aggregate of approximately $800,000 related to prior periods that was not previously recorded due to realization uncertainties attributable to services, equipment and supplies. In the first three months of 1998, the Company recorded $513,691 in revenues related to UMDC not previously recorded due to realization uncertainties.

     The Company's Renal Management, Inc. ("RMI") subsidiary recognized no revenue on expenses of $82,173 through March 31, 1997. No expenses were incurred for RMI in 1998, nor does the Company expect to provide additional substantive financial support for RMI.

     The Company does not expect to receive future operating revenues related to its former dialysis based businesses or from the business of its former Consulting Customers other than such amounts as it may receive under its consulting agreement with IHS and the consulting agreement between RRI and UMDC. The Company's other revenues will be substantially limited to interest and investment income pending the commencement or acquisition of other businesses, if any.

     Cost of Goods Sold/Cost of Services

     Cost of goods sold was $305,142 or 42% of net patient revenues attributable to equipment and supplies in the three months ended March 31, 1997. The cost of services totaled $163,345 or 32% of net patient revenues attributable to services in 1997. In 1998, there was no cost of equipment and supplies and services due to the termination of business which occurred as a result of the IHS Closing. The Company also experienced a decrease in personnel costs, primarily attributable to reductions in workforce resulting from and following the IHS Closing.

     General and Administrative Expenses

     General and administrative expenses totaled $519,500 for the three months ended March 31, 1998 as compared with $1,016,241 for the 1997 period. The net decrease of $496,741 is primarily comprised of a reduction of $82,173 relating to expenses of RMI and a reduction in salaries, rent and other office expenses of $339,739 due to a reduction in work force resulting from the IHS transaction. In connection with the IHS transaction, the Company retained substantially all of its accounts receivable and accounts payable. Accordingly, during the period immediately following the IHS Closing, the Company maintained its accounts receivable and accounts payable personnel. The number of employees employed in those departments decreased further in 1998. The Company expects to continue to incur general and administrative expenses of not less than approximately $1,800,000 per annum, including the salaries of the Company's officers and professional fees, for so long as the Company is not engaged in additional businesses.

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

     As of March 31, 1998, the allowance for doubtful accounts was $175,000 as compared with $257,000 at December 31, 1997. As a percentage of receivables outstanding, such allowance was 67% at March 31, 1998, and 57% at December 31, 1997. Due to the discontinuance of current revenues discussed above and collection activity, the patient accounts receivable have been significantly reduced. As a consequence, the percentage of older receivables is larger and requires a higher percentage allowance. Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of March 31, 1998 is adequate to absorb possible losses resulting from uncollectible receivables. As of March 31, 1998, substantially all receivables were greater than 90 days past due.

     Depreciation and Amortization Expense

     Depreciation and amortization expense for the three months ended March 31, 1998 totaled $8,356, a decrease of $20,690 from the 1997 period. The decrease resulted primarily from the sale of assets included in the IHS transaction.

     Interest Income, Net

     Net interest income was $99,035 and $13,695 in the three months ended March 31, 1998 and 1997, respectively. Interest expense on the Company's debt obligations in 1997 was more than offset by interest earned on the proceeds from the sale of assets to IHS, the RRI Transaction and on the remaining proceeds from the 1996 sale of assets and rights in the Cape May Court House, New Jersey area. The Company had no debt obligations in 1998.

     Provision (benefit) for Income Taxes

     The provision (benefit) for Federal income taxes was $0 in 1998 and 1997. The state income tax provision was $14,392 in 1998 and $4,761 in 1997. All of the Company's deferred tax asset as of March 31, 1998 has been offset by a valuation allowance as a result of the Company's operating results.

Liquidity and Capital Resources

     The Company experienced a negative net cash flow of $45,142 during the first three months of 1998. Net cash used in operating activities of continuing operations was approximately $126,393 relating primarily to corporate general and administrative expenses. Net cash provided by investing activities of approximately $81,251 reflects the investment in U.S. Government securities of available cash arising from the proceeds received directly by the Company from the sale of discontinued operations, and the repayments by Consulting Customers of approximately $3,014,555.

     The Company has made advances to certain affiliates and Consulting Customers. In the second quarter of 1994, a note receivable of $125,868 was created for the amount due from TechTron for costs incurred by the Company on TechTron's behalf. This note bears interest at an Internal Revenue Service imputed rate for instruments having a maturity of two or more years and otherwise without a stated interest rate. Principal and accrued interest thereon were payable on December 31, 1996. Payment was not made. The borrower has executed a new note which is due and payable on demand. During 1998, 1997, 1996 and 1995, an additional $31,000, $78,996, $16,000 and $15,000, respectively, was advanced to TechTron by the Company. The Company has obtained notes from TechTron for these additional advances. The notes bear interest at the rate of 8% and are payable on demand. Payments on the notes are not anticipated in 1998 due to the fact that Techtron does not expect to earn sufficient revenues to make payment. Although the notes have been guaranteed by Certain Executive Officers, no assurance can be given that the notes will be repaid. Through December 31, 1997, the Company had advanced loans to the physician principals of UMDC not affiliated with the Company aggregating $450,000 and loans to UMDC in the amount of $622,449, and had provided $1,048,841 of equipment and supplies to UMDC for which the Company had not yet been reimbursed. The loans bear interest at prime less 1% and remained outstanding as of December 31, 1997. There were no repayments made by UMDC during 1997. Advances and supplies and equipment in 1997 to UMDC totaled $1,175,494.

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

     SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997. This statement is effective for the Company's fiscal year ending December 31, 1998. This statement addresses the reporting and displaying of comprehensive income and its components. The Company has adopted SFAS No. 130 as of January 1, 1998.


Part II.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  No Exhibits accompany this Form 10-QSB

           (b) A report on Form 8-K was filed by the Company on January 29, 1998 concerning the sale of substantially all of the operating assets of the Company's Consulting Customer, Upper Manhattan Dialysis Center, to Renal Research Institute, LLC.

                A report on Form 8-K was filed by the company on March 2, 1998 concerning the appointment of Stanley B. Amsterdam as an independent director of the Company.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CONTINENTAL CHOICE CARE, INC.
                                            Registrant


Date: May 12, 1998                      By:  /s/ Steven L. Trenk
                                            --------------------
                                            STEVEN L. TRENK
                                            President and Chief Operating
                                            Officer and Director



Date: May 12, 1998                      By:  /s/ Ronald A. Lefkon
                                            ---------------------
                                            RONALD A. LEFKON
                                            Chief Financial Officer