Form 10QSB
period 1998-06-30
CONTINENTAL CHOICE CARE INC
filed 1998-08-14
CIK 922488

CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                                 JUNE 30, 1998


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

      The consolidated financial statements and accompanying financial information as of June 30, 1998 and for the three and six-month periods ended June 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form10-KSB filed with the Securities and Exchange Commission.

                CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

ASSETS                                                                      JUNE 30, 1998  DEC. 31, 1997
                                                                           --------------  -------------
                                                                             (unaudited)
Current Assets:
Cash and cash equivalents including restricted cash of
   $250,000 at December 31, 1997 ...........................................  $1,661,157     $  406,909
Investments in U.S. Government securities...................................   4,551,701      3,570,301
Accounts receivable, less allowance for doubtful accounts of $152,000
    at June 30, 1998 and $257,000 at December 31, 1997......................     138,747        197,133
Amounts due from consulting customers.......................................     100,000      2,805,105
Other current assets .......................................................     673,307        608,746
                                                                              ----------     ----------
    Total current assets ...................................................   7,124,912      7,588,194
Amounts due from affiliates ................................................     298,864        235,864
Property and equipment, at cost, less accumulated depreciation .............     972,578         90,962
Goodwill and other intangibles, net of amortization.........................     630,204             -0-
Other assets ...............................................................      82,207        139,295
                                                                              ----------     ----------
                                                                              $9,108,765     $8,054,315
                                                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable............................................................   $ 573,701    $   670,540
Accrued expenses ...........................................................   1,142,805        964,100
Current portion of notes payable............................................      64,355              0
Income taxes payable........................................................      59,000         87,000
                                                                              ----------     ----------
   Total current liabilities ...............................................   1,839,861      1,721,640
                                                                              ----------     ----------
Notes payable, less current portion.........................................     980,564              0
Other liabilities...........................................................      50,250              0
                                                                              ----------     ----------
                                                                               1,030,814              0
                                                                              ----------     ----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding          ---            ---
Common stock, no par value, 10,000,000 shares authorized,
   3,237,500 shares issued and outstanding at June 30, 1998
   and December 31, 1997....................................................   5,524,061      5,524,061
Paid-in capital.............................................................         500            500
Retained earnings...........................................................     713,529        782,977
Accumulated other comprehensive income......................................          -0-        25,137
                                                                              ----------     ----------
   Total stockholders' equity...............................................   6,238,090      6,332,675
                                                                              ----------     ----------
                                                                              $9,108,765    $ 8,054,315
                                                                              ==========     ==========

      The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                              JUNE 30, 1998   JUNE 30, 1998   JUNE 30, 1998  JUNE 30, 1997
                                              -------------   -------------   -------------  -------------
Revenues from continuing operations
      Consulting services ..................   $    83,331            -0-      $   166,662    $       -0-
      Dry cleaning services ................       184,171            -0-          184,171            -0-
                                               -----------    -----------      -----------    -----------
                                                   276,502            -0-          350,833            -0-

Costs of services from continuing operations       111,116            -0-          111,116            -0-
                                               -----------    -----------      -----------    -----------

Gross profit from continuing operations ....       156,386            -0-          239,717            -0-

General and administrative expenses ........       558,373        540 443        1,076,782      1,121,015
Depreciation and amortization ..............        28,732          6,981           37,087         13,880
Interest income, net .......................       (89,215)       (13,189)        (187,393)       (26,884)
                                               -----------    -----------      -----------    -----------
      Total costs and expenses .............       497,890        534,235          926,476      1,108,011
                                               -----------    -----------      -----------    -----------
                                                  (341,504)      (534,235)        (686,759)    (1,108,011)

Benefit for income taxes ...................        (5,939)       (10,685)         (54,940)       (22,160)
                                               -----------    -----------      -----------    -----------

Loss from continuing operations ............      (335,565)      (523,550)        (631,819)    (1,085,851)
                                               -----------    -----------      -----------    -----------

Income from discontinued operations, less
  applicable income taxes of $4,591 and
  $10,685 for three months ended June 30,
  1998 and 1997, respectively and income
  taxes of $67,984 and $26,921 for six
  months ended June 30, 1998 and 1997,
  respectively (Note 1) ....................        34,594        167,007          562,371        374,744
                                               -----------    -----------      -----------    -----------
      Net loss .............................      (300,971)      (356,543)         (69,448)      (711,107)

Retained earnings (accumulated deficit),
  beginning of period ......................     1,014,500       (895,816)         782,977       (541,252)
                                               -----------    -----------      -----------    -----------
  end of period ............................  $    713,529    $(1,252,359)       $ 713,529    $(1,252,359)
                                               ===========    ===========      ===========    ===========
Basic and diluted income (loss) per share:
  Continuing operations ....................   $      (.10)   $      (.16)     $      (.19)   $      (.34)
  Discontinued operations ..................           .01            .05              .17            .12
                                               -----------    -----------      -----------    -----------
  Net loss per share .......................   $      (.09)   $      (.11)     $      (.02)   $      (.22)
                                               ===========    ===========      ===========    ===========
Basic and diluted weighted average shares
  outstanding ..............................   $ 3,237,500    $ 3,237,500      $ 3,237,500    $ 3,237,500
                                               ===========    ===========      ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                         1998          1997
                                                                         ----          ----
                                                                     (unaudited)    (unaudited)
Cash Flows From Operating Activities:
   Net loss .....................................................   $   (69,448)   $  (711,107)
   Adjustments to reconcile net loss to net cash
     used in operating activities --
   Depreciation and amortization ................................        37,087         13,879
   Provision for doubtful accounts ..............................           -0-        137,671
   Income from discontinued operations, net .....................      (562,371)      (374,744)
   Decrease (increase) in accounts receivable ...................         58,386       (78,295)
   (Increase) decrease in other assets ..........................       (37,812)        59,896
   Increase in amounts due from affiliates ......................       (63,000)       (18,500)
   (Decrease) increase in accounts payable ......................       (96,839)       358,754
   Increase in accrued expenses .................................        178,705       197,277
   Decrease in income taxes payable .............................       (28,000)       (48,939)
                                                                     ----------    -----------
     Net cash used in operating activities of continuing
       operations ...............................................      (583,292)      (464,108)
     Net cash provided by discontinued operations ...............           -0-        457,364
                                                                     ----------    -----------
Net cash used in operating activities ...........................      (583,292)        (6,744)
                                                                     ----------    -----------
Cash Flows From Investing Activities:
   Amounts loaned or advanced to consulting customers ...........           -0-       (532,262)
   Amounts repaid by consulting customers .......................     3,253,177        319,944
   Purchases of U.S. Government securities.......................    (6,295,378)           -0-
   Proceeds from sale of U.S. Government securities .............     5,313,978            -0-
   Purchases of businesses ......................................      (388,329)           -0-
   Purchases of property and equipment ..........................       (45,908)       (15,337)
                                                                     ----------    -----------
Net cash provided by (used in) investing activities .............     1,837,540       (227,655)
                                                                     ----------    -----------

Cash Flows from Financing Activities
   Principal payments on notes payable ..........................           -0-        (37,656)
                                                                     ----------    -----------

Net increase (decrease) in cash .................................     1,254,248       (272,055)
Cash, beginning of year .........................................       406,909      1,418,054
                                                                     ----------    -----------
Cash, end of period..............................................    $1,661,157    $ 1,145,999
                                                                     ==========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid for income taxes....................................    $   41,037    $    19,882
                                                                     ==========    ===========
   Cash paid for interest........................................    $    8,950    $       424
                                                                     ==========    ===========

      The accompanying notes to consolidated financial statements are an integral part of these statements.

 .               CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND DISCONTINUED OPERATIONS:

      Continental Choice Care, Inc. and subsidiaries, (collectively, the "Company") was primarily engaged in the business of providing dialysis related services, training, equipment and supplies to patients at home, in prisons and in hospitals. The Company also provided acute dialysis nursing services and administrative services. In the fourth quarter 1997, the Company completed the sale of substantially all of its dialysis related assets to IHS of New York, Inc., a New York corporation ("IHS"). Alpha Administration Corp. and Continental Dialysis Center of the Bronx, Inc. ("CDBI"), affiliates and consulting customers of the Company also sold substantially all of their respective assets to IHS. In addition, during the first fiscal quarter of 1998, Upper Manhattan Dialysis Center, Inc. ("UMDC"), another consulting customer of the Company, sold substantially all of its assets to Renal Research Institute, LLC ("RRI"). Fifty percent (50%) of UMDC's outstanding common stock is owned by certain executive officers of the Company. Consummation of the of the second closing under the transaction is pending New York State regulatory approval. No assurance can be given that such approval will be received.

    In connection with the transaction with IHS, the Company and IHS entered into a consulting agreement pursuant to which the Company agreed to provide certain consulting services to IHS. IHS is required to make payments to the Company aggregating $1,000,000 over the three year term of the agreement. While IHS failed to make payments to the Company aggregating approximately $54,000 during the first half of 1998, which remain outstanding, IHS was otherwise current in its payment obligations to the Company as of June 30, 1998. In addition, the Company believes that IHS has obtained final regulatory approval to own and operate the Alpha and CDBI facilities.

    The operating results and the gain on the disposition of the Company's dialysis-related businesses have been segregated from continuing operations and reported as separate line items on the Consolidated Statements of Operations and Cash Flows. The prior period Consolidated Financial Statements have been restated to reflect the discontinued operations.

(2) NEW BUSINESSES:

      Effective April 14, 1998, the Company established a subsidiary, United Dry Cleaning, L.L.C. ("United") for the purpose of acquiring and operating dry cleaning facilities initially in the Phoenix, Arizona area. The Company committed an aggregate of $1,000,000 to United's initial operations.

      Effective May 21, 1998, United acquired substantially all of the assets of Ultimate Cleaners, Inc., an Arizona corporation ("Ultimate"), other than Ultimate's cash and accounts receivable. The assets acquired from Ultimate include currently operating dry cleaning operations at five facilities and two additional facilities under construction. Current operations include two dry cleaning plants and three drop stores. The facilities under construction are drop stores. All facilities are located at leased locations. The aggregate purchase price for the assets was $1,420,000, of which $350,000 was paid as cash consideration at closing and $20,000 is payable over a period of 20 months. The remainder was paid in the form of a promissory note in the principal amount of $1,050,000. The note has a term of ten years and bears interest at the rate of 10% per annum. United assumed Ultimate's obligation under its real property leases and assumed substantially no other liabilities.

      Effective May 19, 1998, United acquired substantially all of the assets of Cleaners Headquarters, Inc., an Arizona corporation. Cleaners Headquarters, Inc. conducts dry cleaning operations from one location. The all cash purchase price for the assets was $15,000.

      These acquisitions have been accounted for as purchases and, accordingly, the operating results of these companies have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of net assets acquired of approximately $533,000 is being amortized over twenty years. Additionally, the company paid approximately $103,000 to the former owners of these businesses as part of a covenant not to compete. This amount is being amortized over the terms of the agreements which range from two to five years.

(3) INCOME (LOSS) PER SHARE:

      As of June 30, 1998 and 1997, the basic weighted average common shares outstanding were 3,237,500.

(4) RELATED PARTY TRANSACTIONS:

      The Company has obtained a $125,868 note from TechTron, Inc. ("TechTron") for expenses of TechTron paid for by the Company. TechTron holds approximately 47.18% of the Company's outstanding common stock, and approximately 80.7% of TechTron's outstanding common stock is held by Alvin S. Trenk, the Company's Chairman, Chief Executive Officer and a Director, Steven L. Trenk, the Company's President and Chief Operating Officer and a Director, and Martin G. Jacobs, MD, the Company's Medical Director and a Director (collectively, "Certain Executive Officers"). The note bears interest at the rate imputed by the Internal Revenue Service for instruments having a maturity of two or more years and without a stated interest rate. The principal and accrued interest thereon were due on December 31, 1996. Amounts due under the note were not paid and Techtron executed a new note bearing the same interest rate which is payable on demand. During 1998, 1997, 1996 and 1995, an additional $63,000, $78,996, $16,000 and
$15,000, respectively, was advanced to TechTron by the Company. The Company has obtained notes from TechTron for these additional advances. The notes bear interest at the rate of 8% and are payable on demand. All notes have been guaranteed by Certain Executive Officers.

      As of June 30, 1998 and December 31, 1997, $(108,419) and $74,878,
respectively, was (payable to) due from Alpha. The amounts are net of certain transactions in the amount of $174,584, not recorded due to realization uncertainties. At June 30, 1998 and December 31, 1997, $(3,492) and $64,350, respectively, was (payable to) due from CDBI. However, there was inadequate cash flow to pay $200,000 in consulting fees which have not been recorded by the Company due to realization uncertainties. Amounts (payable to) due from Alpha and CDBI are included in accounts payable or amounts due from consulting customers in the accompanying balance sheets.

      As of December 31, 1997, UMDC owed the Company $831,483 and the physician shareholders of UMDC owed the Company $100,000 in principal plus interest for loans previously advanced by the Company. As of June 30, 1998, all amounts due from UMDC under these loans were repaid, and $100,000 of principal plus accrued interest due from the physician shareholders of UMDC to the Company was still outstanding. In addition, the Company provided equipment and supplies to UMDC aggregating $1,048,841 through June 30, 1998 and December 31, 1997 at no margin. The total amounts due from UMDC and its physician principals totaled $100,000 and $2,665,677 as of June 30, 1998 and December 31, 1997, respectively. Amounts due as of June 30, 1998 are net of certain transactions including consulting fees aggregating $1,388,875 and $376,633 in interest and other accrued fees not recorded due to realization uncertainties.

      In 1998, the Company loaned $250,000 to Steven L. Trenk, the Company's President and Chief Executive Officer. Mr. Trenk executed a promissory note for this advance due and payable in full within one year. The note bears interest at rate imputed by the Internal Revenue Service for instruments having a maturity of one or more years and without a stated interest rate. This loan is included in other current assets in the accompanying balance sheets.

(5) NEW ACCOUNTING PRONOUNCEMENTS.

      Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which modifies the financial statement presentation of comprehensive income and its components. Adoption of this Statement had no effect on the Company's financial position or operating results in the periods presented as there are no changes in stockholders equity during the period other than changes resulting from the Company's stock for the six months ended June 30, 1998.


(6) SUBSEQUENT EVENTS

      In July 1998, United acquired substantially all of the assets of G & P Associates, Inc., an Arizona corporation which conducted dry cleaning operations from two leased locations. The aggregate purchase price for the assets was $165,750, of which $95,750 was paid at closing and $70,000 was paid in the form of a promissory note in the principal amount of $70,000 bearing an interest rate of 10% and a term of two years. In August 1998, United acquired substantially all of the assets of Alyssa's Magic Touch, an Arizona proprietorship which conducted dry cleaning operations from a leased location in the Phoenix Arizona area. The aggregate purchase price for the assets was $224,000, of which $115,000 was paid at closing and $109,000 was paid in the form of a promissory note in the principal amount of $109,000 bearing an interest rate of 10% and a term of five years.

    While United intends to acquire additional dry cleaning facilities in the Phoenix, Arizona area, no assurance can be given that United will be successful in negotiating or executing additional agreements or in consummating additional transactions in Arizona or elsewhere.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS

      Six Months Ended June 30, 1998 Compared With Six Months Ended June 30,
1997.

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

      In the six months ended June 30, 1998, the Company recognized $166,662 from the IHS Consulting Agreement, which is payable at the rate of approximately $28,000 per month for its three year term. In addition, the Company received $2,665,000 from UMDC as a result of the First RRI Closing for amounts previously due from this consulting customer. The proceeds from the IHS Closing, the IHS Consulting Agreement and the RRI Transaction were invested by the Company in U.S. Government securities and money market funds. Costs incurred by the Company relating to the RRI transaction were not significant. No assurance can be given that the Company will continue to receive income from the IHS Consulting Agreement or from the continued operations of UMDC.

      Effective April 14, 1998, Continental Choice Care, Inc. established a new subsidiary, United Dry Cleaning, L.L.C. ("United"). United is engaged in the acquisition and consolidation of dry cleaning stores in the Phoenix, Arizona Area. This area was selected for its rapid growth in construction and development and increase in population, which, it is believed, will provide United with growth potential. United's objective is to capitalize on the trend toward consolidation of small closely held companies where significant critical mass can be achieved rapidly with limited capital.

The Company believes that economies, and therefore enhanced profitability, can be gained through greater utilization of the cleaning plants and/or consolidation of plant functions as well as through the use of marketing and sales campaigns which are not customarily employed by existing competitive operations.

   In May, 1998, United acquired substantially all of the assets of Ultimate Cleaners, Inc. and Cleaner Headquarters, Inc., Arizona corporations. The results of the dry cleaning operations are included in Continuing Operations from the date of acquisition in the accompanying Consolidated Financial Statements.

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

      Net patient revenues were $2,458,148 for the first six months of 1997. There were no such revenues in 1998. The decrease is attributable to the sale of substantially all of the Company's assets in October, 1997. This decrease in the Company's net patient revenues in 1998 was partially offset by $187,393 in interest income, net derived in part from the Company's investment of the proceeds of the IHS Closing and the RRI Transaction and income of $166,662 derived from the IHS Consulting Agreement.

      The Company provided certain services in New York through consulting, administrative, or subcontracting service arrangements with the Alpha, CDBI and UMDC Consulting Customers in New York. Under the Company's agreements with Alpha, CDBI and UMDC, the Company provided various administrative and consulting services for a monthly fee of $20,000, $20,000 and $33,333, respectively. The Company also provided equipment and supplies to the Consulting Customers under the agreements at the Company's listed cost for the equipment and supplies. As of the end of the 1997 fiscal year, the Company recorded revenues of $941,000 from Alpha, $62,000 from CDBI and $794,000 from UMDC, of which an aggregate of approximately $800,000 related to prior periods that was not previously recorded due to realization uncertainties attributable to services, equipment and supplies. In the first six months of 1998, the Company recorded $593,470 in revenues related to UMDC not previously recorded due to realization uncertainties.

      The Company does not expect to receive future operating revenues related to its former dialysis based businesses or from the business of its former Consulting Customers other than such amounts as it may receive under its consulting agreement with IHS and the consulting agreement between RRI and UMDC.

      The Company's Renal Management, Inc. ("RMI") subsidiary recognized no revenue on expenses of $156,907 through June 30, 1997. No expenses were incurred for RMI in 1998, nor does the Company expect to provide additional substantive financial support for RMI.

      The Company's United subsidiary recognized revenues of $184,171 from the period of acquisition to June 30, 1998. There were no such revenues in 1997 since United was not established and did not begin operating until the second quarter of 1998.

   COST OF GOODS SOLD/COST OF SERVICES

      Cost of goods sold for discontinued operations was $638,498 or 45% of net patient revenues attributable to equipment and supplies in the six months ended June 30, 1997. The cost of services for discontinued operations totaled $340,103 or 33% of net patient revenues attributable to services in 1997. In 1998, there was no cost of equipment and supplies and services relating to net patient revenues due to the termination of business which occurred as a result of the IHS Closing. The Company also experienced a decrease in personnel costs, primarily attributable to reductions in workforce resulting from and following the IHS Closing.

      Cost of services for continuing operations was $111,116 or 60% of revenues attributable to the Company's dry cleaning business from the period of acquisition to June 30, 1998. Cost of services is mostly comprised of $90,981 in salaries and other payroll expenses as well as $19,700 for supplies. There were no such expenses in 1997 due to United being established and commencing operations in the second quarter of 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses totaled $1,030,836 for the six months ended June 30, 1998, as compared with $1,979,718 for the 1997 period. The net decrease of $948,882 from the 1997 period is primarily comprised of a reduction of $156,907 relating to expenses of RMI and a reduction in salaries, rent and other office expenses of $835,392 due to a reduction in head count resulting from the IHS transaction. These decreases were partially offset by an increase of $75,981 related to the Company's dry cleaning businesses.

      In connection with the IHS transaction, the Company retained substantially all of its accounts receivable and accounts payable. Accordingly, during the period immediately following the IHS Closing, the Company maintained its accounts receivable and accounts payable personnel. The number of employees employed in those departments decreased in 1998. The Company expects to continue to incur general and administrative expenses of not less than approximately $1,800,000 per annum, including the salaries of the Company's officers and professional fees.

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

      As of June 30, 1998, the allowance for doubtful accounts was $152,000 as compared with $257,000 at December 31, 1997. As a percentage of patient receivables outstanding, such allowance was 49% at June 30, 1998, and 57% at December 31, 1997. Due to the discontinuance of current revenues discussed above and collection activity, the patient accounts receivable have been significantly reduced. Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of June 30, 1998 is adequate to absorb possible losses resulting from uncollectible receivables. As of June 30, 1998, all patient receivables were greater than 90 days past due.

      As of June 30, 1998, the Company's dry cleaning business had accounts receivable of $63,291. Substantially all receivables relating to the Company's dry cleaning business are deemed to be collectible.

   DEPRECIATION AND AMORTIZATION EXPENSE

      Depreciation and amortization expense for the six months ended June 30, 1998 totaled $37,087, an increase of $23,208 from the 1997 period. This increase resulted from the purchase of substantially all of the assets from the acquisition of dry cleaning stores by United as well as the associated goodwill and other intangibles generated from these transactions.

   INTEREST INCOME, NET

      Net interest income was $187,393 and $27,996 in the six months ended June 30, 1998 and 1997, respectively. Interest expense on the Company's debt obligations in 1997 was more than offset by interest earned on the proceeds from the sale of assets to IHS and the RRI Transaction.

   Provision (benefit) for Income Taxes

      The provision (benefit) for Federal income taxes was $0 in 1998 and 1997. The state income tax provision was $13,044 in 1998 and $4,761 in 1997. All of the Company's deferred tax assets as of June 30, 1998 has been offset by a valuation allowance as a result of the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

      The Company experienced a positive net cash flow of $1,254,248 during the first six months of 1998. Net cash used in operating activities of continuing operations was $583,292 relating primarily to corporate general and administrative expenses. Net cash provided by investing activities of approximately $1,837,540 reflects the investment in U.S. Government securities of available cash arising from the proceeds received directly by the Company from the sale of discontinued operations, and the repayments by Consulting Customers of approximately $3,253,177.

      The Company has made advances to certain affiliates and Consulting Customers. In the second quarter of 1994, a note receivable of $125,868 was created for the amount due from TechTron for costs incurred by the Company on TechTron's behalf. This note bears interest at an Internal Revenue Service imputed rate for instruments having a maturity of two or more years and otherwise without a stated interest rate. Principal and accrued interest thereon were payable on December 31, 1996. Payment was not made. The borrower has executed a new note which is due and payable on demand. During 1998, 1997, 1996 and 1995, an additional $63,000, $78,996, $16,000 and $15,000, respectively, was advanced to TechTron by the Company. The Company has obtained notes from TechTron for these additional advances. The notes bear interest at the rate of 8% and are payable on demand. Payments on the notes are not anticipated in 1998 due to the fact that Techtron does not expect to earn sufficient revenues to make payment. Although the notes have been guaranteed by Certain Executive Officers, no assurance can be given that the notes will be repaid. Through December 31, 1997, the Company had advanced loans to the physician principals of UMDC not affiliated with the Company aggregating $450,000 and loans to UMDC in the amount of $622,449, and had provided $1,048,841 of equipment and supplies to UMDC for which the Company had not yet been reimbursed. The loans bear interest at prime less 1% and remained outstanding as of December 31, 1997. There were no repayments made by UMDC during 1997. Advances and supplies and equipment in 1997 to UMDC totaled $1,175,494.

      The Company expects that the cash received from the sale of the Company's assets to IHS, the proceeds derived by the Company as repayments of amounts due from Alpha and CDBI following the IHS Closing and repayments of amounts due the Company from UMDC resulting from the RRI transaction and from UMDC's continuing operations will be sufficient to fund the Company's operations through year-end 1998.

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


PART II.                      OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

   The annual meeting of the Company's shareholders ("Annual Meeting") was held on April 28, 1998. At the Annual Meeting, the Company's shareholders elected each of Martin G. Jacobs, M.D. and Stanley B. Amsterdam as Class I directors. There were 2,646,383 votes cast for, and 16,100 votes withheld from the election of each of Dr. Jacobs and Mr. Amsterdam. No votes were cast against the nominees and there were no broker non-votes. The shareholders of the Company also ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998. There were 2,657,683 votes cast for, 1,800 votes cast against and 3,000 votes abstained from the ratification. There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  No Exhibits accompany this Form 10-QSB

        (b) A report on Form 8-K was filed by the Company on May 21, 1998 concerning the acquisition of substantially all of the operating assets of Ultimate Cleaners, Inc., an Arizona corporation by United Dry Cleaning, L.L.C., a subsidiary of the Company.

             A report on Form 8-K was filed by the Company on May 15, 1998 concerning the appointment of Mark N. Raab, the Company's controller, as acting Chief Financial Officer of the Company and the resignation of Ronald A. Lefkon from his position as Chief Financial Officer.

                                  SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CONTINENTAL CHOICE CARE, INC.
                                    Registrant


Date: August 14, 1998              B /s/ Steven L. Trenk
                                    --------------------
                                    STEVEN L. TRENK
                                    President and Chief Operating
                                    Officer and Director



Date: August 14, 1998              B /s/ Mark N. Raab
                                    -----------------
                                    MARK N. RAAB
                                    Acting Chief Financial Officer