Form 10QSB
period 1998-09-30
CONTINENTAL CHOICE CARE INC
filed 1998-11-13
CIK 922488

FORM 10-QSB
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      September 30, 1998

                                    - OR -

      [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

      For the transition period from ___________ to __________________________

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
           Yes     X         No
                 ----           ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                     Yes           No
                         ------       --------
      Applicable only to corporate issuers.

      Shares outstanding as of September 13, 1998 3,237,500 shares of common stock, no par value.

      Transitional Small Business Disclosure Format:   Yes        No     X
                                                           -----      -----

                Continental Choice Care, Inc. and Subsidiaries
                                  Form 10-QSB
                              September  30, 1998


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

      The consolidated financial statements and accompanying financial information as of September 30, 1998 and for the three and nine-month periods ended September 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form10-KSB filed with the Securities and Exchange Commission.

                CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                             Sept. 30, 1998      Dec. 31, 1997
                                                                                                   ---------------     -------------
                                                                                                     (unaudited)
Current Assets:
Cash and cash equivalents including restricted cash of
   $250,000 at December 31, 1997 .............................................................         $1,285,612         $  406,909
Investments in U.S. Government securities ....................................................          4,298,308          3,570,301
Accounts receivable, less allowance for doubtful accounts of $34,000
    at September 30, 1998 and $257,000 at December 31, 1997 ..................................            118,615            197,133
Amounts due from consulting customers ........................................................            100,000          2,805,105
Other current assets .........................................................................            630,008            608,746
                                                                                                        ---------          ---------

   Total current assets ......................................................................          6,432,543          7,588,194
Amounts due from affiliates ..................................................................            329,864            235,864
Property and equipment, at cost, less accumulated depreciation................................          1,135,585             90,962
Goodwill and other intangibles, net of amortization ..........................................            740,642                -0-
Other assets .................................................................................             62,762            139,295
                                                                                                        ---------          ---------
                                                                                                       $8,701,396         $8,054,315
                                                                                                       ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable .............................................................................         $  543,400         $  670,540
Accrued expenses .............................................................................          1,202,611            964,100
Current portion of notes payable .............................................................            117,318                -0-
Income taxes payable .........................................................................             39,632             87,000
                                                                                                        ---------          ---------
   Total current liabilities .................................................................          1,902,961          1,721,640
                                                                                                        ---------          ---------

Notes payable, less current portion ..........................................................            899,644                -0-
Other liabilities ............................................................................             54,360                -0-
                                                                                                        ---------          ---------
                                                                                                          954,004                -0-
                                                                                                        ---------          ---------
Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding......................          ---------          ---------
Common stock, no par value, 10,000,000 shares authorized,
   3,237,500 shares issued and outstanding at September 30, 1998
   and December 31, 1997 .....................................................................          5,524,061          5,524,061
Paid-in capital ..............................................................................                500                500
Retained earnings ............................................................................            319,870            782,977
Accumulated other comprehensive income .......................................................                -0-             25,137
                                                                                                        ---------          ---------
   Total stockholders' equity ................................................................          5,844,431          6,332,675
                                                                                                        ---------          ---------
                                                                                                       $8,701,396         $8,054,315
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

                CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                  (Unaudited)

                                                                                   Three Months Ended           Nine Months Ended
                                                                         Sept. 30, 1998 Sept. 30, 1997 Sept. 30, 1998 Sept. 30, 1997
                                                                         -------------- -------------- -------------- --------------
Revenues from continuing operations
      Consulting services ...................................................$   83,331         $ -0-   $   249,993         $-0-
      Dry cleaning services .................................................   371,809           -0-       555,980          -0-
                                                                              ---------    ----------     ---------   ----------
                                                                                455,140           -0-       805,973          -0-

Costs of services from continuing operations ................................   241,857           -0-       352,973          -0-
                                                                              ---------    ----------     ---------   ----------

Gross profit from continuing operations......................................   213,283           -0-       453,000          -0-

General and administrative expenses .........................................   609,682       563,158     1,683,873    1,684,172
Depreciation and amortization ...............................................    56,920         7,230        94,007       21,109
Interest income, net ........................................................   (54,104)       (6,577)     (241,497)     (33,461)
                                                                              ---------    ----------     ---------   ----------
      Total costs and expenses ..............................................   612,498       563,811     1,536,383    1,671,820
                                                                              ---------    ----------     ---------   ----------

                                                                               (399,215)     (563,811)   (1,083,383)  (1,671,820)


Benefit for income taxes ....................................................    (1,932)      (11,276)      (86,671)     (33,436)
                                                                              ---------    ----------     ---------   ----------

Loss from continuing operations .............................................  (397,283)     (552,535)     (996,712)  (1,638,384)
                                                                              ---------    ----------     ---------   ----------

Income loss from discontinued operations, less applicable income taxes of
  $690 and $18,424 for three months ended Sept. 30, 1998 and 1997, respectively and income taxes of $101,065 and $45,345 for nine months
  ended Sept. 30, 1998 and 1997, respectively (Note 1) ......................     3,624       430,800       533,605    1,049,012
                                                                              ---------    ----------     ---------   ----------

      Net income (loss) .....................................................  (393,659)      121,735      (463,107)    (589,372)

Retained earnings (accumulated deficit),
  beginning of period .......................................................   713,529    (1,252,359)      782,977     (541,252)
                                                                              ---------    ----------     ---------   ----------
  end of period .............................................................$  319,870   $(1,130,624)  $   319,870  $(1,130,624)
                                                                              =========    ==========     =========   ==========

Basic and diluted income (loss) per share:
  Continuing operations .....................................................$     (.12)  $      (.17)  $      (.31) $      (.51)

  Discontinued operations ...................................................       -0-           .13           .17          .33
                                                                              ---------     ---------    ----------    ---------
  Net loss per share ........................................................$     (.12)  $      (.04)  $      (.14) $      (.18)
                                                                              =========     =========     =========    =========

Basic and diluted weighted average shares
  outstanding ............................................................... 3,237,500     3,237,500     3,237,500    3,237,500
                                                                              =========     =========     =========    =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended Sept. 30,
                                                           1998          1997
                                                           ----          ----
                                                      (unaudited)  (unaudited)
Cash Flows From Operating Activities:
   Net loss .......................................... $(463,107)  $ (589,372)
   Adjustments to reconcile net loss to net cash
     used in operating activities --
   Depreciation and amortization......................    94,007       21,109
   Income from discontinued operations, net...........  (533,605)  (1,049,012)
   Decrease in accounts receivable....................    78,518       95,481.
   Decrease in other assets...........................   305,271      101,212
   Increase in amounts due from affiliates ...........   (94,000)     (29,996)
   (Decrease) increase in accounts payable............  (127,140)     388,930
   Increase in accrued expenses.......................   238,511      331,072
   Decrease in income taxes payable...................    (47,368)    (48,939)
                                                      ----------- -------------
     Net cash used in operating activities of continuing
       operations.....................................  (548,913)    (779,515)
     Net cash provided by discontinued operations.....        -0-     664,891
                                                      ----------- -------------
Net cash used in operating activities.................  (548,913)    (114,624)
                                                      ----------- ------------

Cash Flows From Investing Activities:
   Amounts loaned or advanced to consulting customers.       -0-     (812,300)
   Amounts repaid by consulting customers............. 3,168,033      447,081
   Purchases of U.S. Government securities............(9,647,436)         -0-
   Proceeds from sale of U.S. Government securities... 8,919,429          -0-
   Purchases of businesses............................  (582,087)         -0-
   Purchases of property and equipment................  (143,285)     (27,157)
   Loan to officer ...................................  (250,000)         -0-
                                                      ----------- -------------
Net cash provided by (used in) investing activities... 1,464,654     (392,376)
                                                      ----------- -------------

Cash Flows from Financing Activities
   Principal payments on notes payable................   (37,038)     (47,650)
                                                      ----------- ------------

Net increase (decrease) in cash.......................   878,703     (554,650)
Cash, beginning of year...............................   406,909    1,418,054
                                                      ----------- ------------
Cash, end of period...................................$1,285,612  $   863,404
                                                      =========== ============

Supplemental Disclosures of Cash Flow Information:
   Cash paid for income taxes.........................$   59,035  $    24,730
                                                      ----------  ------------
   Cash paid for interest.............................$   31,126  $       449
                                                      ==========  ============
   Non-cash investing and financing activities:
     Assets acquired by incurring notes payable ......$1,054,000  $       -0-
                                                      ==========  ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

 .               CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of business and discontinued operations:

      Continental Choice Care, Inc. and subsidiaries, (collectively, the "Company") was primarily engaged in the business of providing dialysis related services, training, equipment and supplies to patients at home, in prisons and in hospitals. The Company also provided acute dialysis nursing services and administrative services. In the fourth quarter 1997, the Company completed the sale of substantially all of its dialysis related assets to IHS of New York, Inc., a New York corporation ("IHS"). Alpha Administration Corp. and Continental Dialysis Center of the Bronx, Inc. ("CDBI"), affiliates and consulting customers of the Company also sold substantially all of their respective assets to IHS. In addition, during the first fiscal quarter of 1998, Upper Manhattan Dialysis Center, Inc. ("UMDC"), another consulting customer of the Company, sold substantially all of its assets to Renal Research Institute, LLC ("RRI"). Fifty percent (50%) of UMDC's outstanding common stock is owned by certain executive officers of the Company. Consummation of the second closing under the transaction is pending New York State regulatory approval. No assurance can be given that such approval will be received.

    In connection with the transaction with IHS, the Company and IHS entered into a consulting agreement pursuant to which the Company agreed to provide certain consulting services to IHS. IHS is required to make payments to the Company aggregating $1,000,000 over the three year term of the agreement. While IHS failed to make payments to the Company aggregating approximately $54,000 during the first half of 1998, which remain outstanding, IHS was otherwise current in its payment obligations to the Company as of September 30, 1998. In addition, the Company believes that IHS has obtained final regulatory approval to own and operate the Alpha and CDBI facilities.

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

      Effective May 21, 1998, United acquired substantially all of the assets of Ultimate Cleaners, Inc., an Arizona corporation ("Ultimate"), other than Ultimate's cash and accounts receivable. The assets acquired from Ultimate include operating dry cleaning operations at six facilities, two dry cleaning plants and four drop stores. All facilities are located at leased locations in Arizona. United assumed Ultimate's obligation under its real property leases and assumed substantially no other liabilities.

    The original aggregate purchase price for the assets of Ultimate was $1,420,000, of which $350,000 was paid as cash consideration at closing and $20,000 was payable over a period of 20 months. The remainder was paid in the form of a promissory note in the principal amount of $1,050,000. Under the terms of a Mutual Release and Settlement Agreement ("Settlement Agreement") entered into between Ultimate and UDC in November 1998, the outstanding principal amount due under the promissory note was reduced by $175,000 and the term of the promissory note was reduced to seven and one half years. In addition, United agreed to pay approximately $3,166 per month over the six months immediately following the date of the Settlement Agreement in settlement of all other sums due or claimed to be due by Ultimate under the Asset Purchase Agreement and otherwise. The obligations of the parties pursuant to an Employment Agreement between UDC and the former principal of Ultimate were also terminated.

    Effective May 19, 1998, United acquired substantially all of the assets of Cleaners Headquarters, Inc., an Arizona corporation. Cleaners Headquarters, Inc. conducts dry cleaning operations from one location in Arizona. The all cash purchase price for the assets was $15,000.

    Effective July 28, 1998, United acquired substantially all of the assets of G & P Associates, Inc., an Arizona corporation which conducts dry cleaning operations from two leased locations in Arizona. The aggregate purchase price for the assets was $165,750, of which $95,750 was paid at closing and $70,000 was paid in the form of a promissory note bearing an interest rate of 10% with a term of two years.

    Effective August 4, 1998, United acquired substantially all of the assets of Alyssa's Magic Touch, an Arizona proprietorship which conducts dry cleaning operations from a leased location in Arizona. The aggregate purchase price for the assets was $224,000, of which $115,000 was paid at closing and $109,000 was paid in the form of a promissory note bearing an interest rate of 10% with a term of five years.

    These acquisitions have been accounted for as purchases and, accordingly, the operating results of these companies have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of net assets acquired of approximately $609,000 is being amortized over twenty years. Additionally, the Company paid approximately $153,000 to the former owners of these businesses as part of a covenant not to compete. This amount is being amortized over the terms of the agreements which range from two to five years.

(3) Income (loss) per share:

    As of September 30, 1998 and 1997, the basic and diluted weighted average common shares outstanding were 3,237,500.

(4) Related party transactions:

      The Company has obtained a $125,868 note from TechTron, Inc. ("TechTron") for expenses of TechTron paid for by the Company. TechTron holds approximately 47.18% of the Company's outstanding common stock, and approximately 80.7% of TechTron's outstanding common stock is held by Alvin S. Trenk, the Company's Chairman, Chief Executive Officer and a Director, Steven L. Trenk, the Company's President and Chief Operating Officer and a Director, and Martin G. Jacobs, MD, the Company's Medical Director and a Director (collectively, "Certain Executive Officers"). The note bears interest at the rate imputed by the Internal Revenue Service for instruments having a maturity of two or more years and without a stated interest rate. The principal and accrued interest thereon were due on December 31, 1996. Amounts due under the note were not paid and Techtron executed a new note bearing the same interest rate which is payable on demand. During 1998, 1997, 1996 and 1995, an additional $94,000, $78,996, $16,000 and
$15,000, respectively, was advanced to TechTron by the Company. The Company has obtained notes from TechTron for these additional advances. The notes bear interest at the rate of 8% and are payable on demand. All notes have been guaranteed by Certain Executive Officers.

    As of September 30, 1998 and December 31, 1997, $(75,765) and $74,878,
respectively, was (payable to) due from Alpha. At September 30, 1998 and December 31, 1997, $2,166 and $64,350, respectively, was due from CDBI. However, there was inadequate cash flow to pay $200,000 in consulting fees which have not been recorded by the Company due to realization uncertainties. Amounts (payable to) due from Alpha and CDBI are included in accounts payable or amounts due from consulting customers in the accompanying balance sheets.

      As of December 31, 1997, UMDC owed the Company $831,483 and the physician shareholders of UMDC owed the Company $100,000 in principal plus interest for loans previously advanced by the Company. As of September 30, 1998, all amounts due from UMDC under these loans were repaid, and $100,000 of principal plus accrued interest due from the physician shareholders of UMDC to the Company was still outstanding. In addition, the Company provided equipment and supplies to UMDC aggregating $1,048,841 through September 30, 1998 and December 31, 1997 at no margin. The total amounts due from UMDC and its physician principals totaled $100,000 and $2,665,677 as of September 30, 1998 and December 31, 1997,
respectively. Amounts due as of September 30, 1998 are net of certain transactions including consulting fees aggregating $1,388,875 and $376,633 in interest and other accrued fees not recorded due to realization uncertainties.

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

(5) New Accounting Pronouncement.

      Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which modifies the financial statement presentation of comprehensive income and its components. Adoption of this Statement had no effect on the Company's financial position or operating results in the periods presented as there are no changes in stockholder's equity during the period other than changes resulting from the Company's net loss for the nine months ended September 30, 1998.

(6) Subsequent Events

    Effective October 30, 1998, the Company's securities were moved from trading on the Nasdaq National Market System to trading on the Nasdaq SmallCap Market. No assurance can be given that Nasdaq will not determine to delist the Company' Securities from trading in the future.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

      Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997.

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

      In the nine months ended September 30, 1998, the Company recognized $249,993 from the IHS Consulting Agreement, which is payable at the rate of approximately $28,000 per month for its three year term. In addition, the Company received $2,665,000 from UMDC as a result of the First RRI Closing for amounts previously due from this consulting customer. The proceeds from the IHS Closing, the IHS Consulting Agreement and the RRI Transaction were invested by the Company in U.S. Government securities and money market funds. Costs incurred by the Company relating to the RRI transaction were not significant. No assurance can be given that the Company will continue to receive income from the IHS Consulting Agreement or from the continued operations of UMDC.

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

   Beginning in May, 1998, United has acquired substantially all of the assets of Ultimate Cleaners, Inc., Cleaner Headquarters, Inc., and G & P Associates, Inc., Arizona corporations, as well as Alyssa's Magic Touch, an Arizona proprietorship. The results of the dry cleaning operations are included in Continuing Operations from the date of acquisition in the accompanying Consolidated Financial Statements.

   Revenues

      Net patient revenues of the Company in 1997 prior to the IHS Closing were derived from providing equipment and supplies to patients (52%) and services (48%), which services consisted of contract nursing services, and dialysis treatments provided by the Company's Training Facility in Linden, New Jersey. In 1997, 25% of the Company's cash receipts were received under the Medicare program, while approximately 75% of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

      Net patient revenues were $4,097,683 for the first nine months of 1997. There were no such revenues in 1998. The decrease is attributable to the sale of substantially all of the Company's assets in October, 1997. This decrease in the Company's net patient revenues in 1998 was partially offset by $241,497 in interest income, net derived in part from the Company's investment of the proceeds of the IHS Closing and the RRI Transaction and income of $249,993 derived from the IHS Consulting Agreement.

    As of the end of the 1997 fiscal year, the Company recorded revenues of $941,000 from Alpha, $62,000 from CDBI and $794,000 from UMDC, of which an aggregate of approximately $800,000 related to prior periods that was not previously recorded due to realization uncertainties attributable to services, equipment and supplies. In the first nine months of 1998, the Company recorded $593,470 in revenues related to UMDC not previously recorded due to realization uncertainties.

    The Company does not expect to receive future operating revenues related to its former dialysis based businesses or from the business of its former Consulting Customers other than such amounts as it may receive under its consulting agreement with IHS, the consulting agreement between RRI and UMDC and amounts due from UMDC pending consummation of the second closing.

      The Company's Renal Management, Inc. ("RMI") subsidiary recognized no revenue on expenses of $184,205 through September 30, 1997. No expenses were incurred for RMI in 1998, nor does the Company expect to provide additional substantive financial support for RMI.

      The Company's United subsidiary recognized revenues of $555,980 from the period of acquisition to September 30, 1998. There were no such revenues in 1997 since United was not established and did not begin operating until the second quarter of 1998.

   Cost of Goods Sold/Cost of Services

      Cost of goods sold for discontinued operations was $949,115 or 45% of net patient revenues attributable to equipment and supplies in the nine months ended September 30, 1997. The cost of services for discontinued operations totaled $501,495 or 25% of net patient revenues attributable to services in 1997. In 1998, there was no cost of equipment and supplies and services relating to net patient revenues due to the termination of business which occurred as a result of the IHS Closing. The Company also experienced a decrease in personnel costs, primarily attributable to reductions in workforce resulting from and following the IHS Closing.

      Cost of services for continuing operations was $352,973 or 63% of revenues attributable to the Company's dry cleaning business from the period of acquisition to September 30, 1998. Cost of services is mostly comprised of $284,778 in salaries and other payroll expenses as well as $63,372 for supplies. There were no such expenses in 1997 due to United being established and commencing operations in the second quarter of 1998.

   General and Administrative Expenses

      General and administrative expenses for continuing and discontinued operations totaled $1,633,611 for the nine months ended September 30, 1998, as compared with $2,973,812 for the 1997 period. The net decrease of $1,340,201 from the 1997 period is primarily comprised of a reduction of $229,917 relating to expenses of RMI and a reduction in salaries, rent and other office expenses of $1,253,934 due to a reduction in head count resulting from the IHS transaction. These decreases were partially offset by an increase of $230,685 related to the Company's dry cleaning businesses.

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

      As of September 30, 1998, the allowance for doubtful accounts was $34,000 as compared with $257,000 at December 31, 1997. As a percentage of patient receivables outstanding, such allowance was 60% at September 30, 1998, and 57% at December 31, 1997. Due to the discontinuance of current revenues discussed above and collection activity, the patient accounts receivable have been significantly reduced. Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of September 30, 1998 is adequate to absorb possible losses resulting from uncollectible receivables. As of September 30, 1998, all patient receivables were greater than 90 days past due.

      As of September 30, 1998, the Company's dry cleaning business had accounts receivable of $96,341. Substantially all receivables relating to the Company's dry cleaning business are deemed to be collectible.


   Depreciation and Amortization Expense

      Depreciation and amortization expense for continuing operations for the nine months ended September 30, 1998 totaled $94,007, an increase of $72,898 from the 1997 period. This increase resulted from the purchase of substantially all of the assets from the acquisition of dry cleaning stores by United as well as the associated goodwill and other intangibles generated from these transactions.

   Interest Income, Net

      Net interest income for continuing operations was $241,497 and $33,461 in the nine months ended September 30, 1998 and 1997, respectively. Interest expense on the Company's debt obligations in 1997 was more than offset by interest earned on the proceeds from the sale of assets to IHS and the RRI Transaction.

   Provision (benefit) for Income Taxes

      The provision (benefit) for Federal income taxes was $0 in 1998 and 1997. The state income tax provision was $14,394 in 1998 and $11,909 in 1997. All of the Company's deferred tax assets as of September 30, 1998 has been offset by a valuation allowance as a result of the Company's operating results.

   Year 2000

    The Company's outside computer consultants have been engaged to address Year 2000 issues. The consultants are scheduled to perform an inventory and review of all information systems, both hardware and software, in the first quarter of 1999. The Company expects to complete remediation and testing of its internal systems by June 30, 1999. Although there can be no assurances, the Company does not presently anticipate any material disruptions in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have information concerning the Year 2000 compliance status of its suppliers. In the event the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the company's operations could be adversely affected.

    Based on the Company's current estimates, costs relating to Year 2000 are not expected to be significant. The Company intends to develop contingency plans based on information provided by the Company's consultants in the first quarter of 1999.

Liquidity and Capital Resources

      The Company experienced a positive net cash flow of $878,703 during the first nine months of 1998. Net cash used in operating activities of continuing operations was $548,913 relating primarily to corporate general and administrative expenses. Net cash provided by investing activities of $1,464,654 reflects the investment in U.S. Government securities of available cash arising from the proceeds received directly by the Company from the sale of discontinued operations, and the repayments by Consulting Customers of $3,168,033. Net cash used in financing activities of $37,038 reflects principal payments on notes issued in connection with the Company's acquisition of dry cleaning stores.

      The Company has made advances to certain affiliates and Consulting Customers. As of January 1, 1997, the Company had advanced $156,868 to Techtron. During 1998 and 1997, an additional $94,000, and $78,996, respectively, was advanced to TechTron by the Company. The Company has obtained notes from TechTron for all of the advances.Payments on the notes are not anticipated in 1998 due to the fact that Techtron does not expect to earn sufficient revenues to make payment. Although the notes have been guaranteed by Certain Executive Officers, no assurance can be given that the notes will be repaid. Through December 31, 1997, the Company had advanced loans to the physician principals of UMDC not affiliated with the Company aggregating $450,000 and loans to UMDC in the amount of $622,449, and had provided $1,048,841 of equipment and supplies to UMDC for which the Company had not yet been reimbursed. The loans bear interest at prime less 1% and remained outstanding as of December 31, 1997. There were no repayments made by UMDC during 1997. Advances and supplies and equipment in 1997 to UMDC totaled $1,175,494.

      The Company expects that the cash received from the sale of the Company's assets to IHS, the proceeds derived by the Company as repayments of amounts due from Alpha and CDBI following the IHS Closing and repayments of amounts due the Company from UMDC resulting from the RRI transaction and from UMDC's continuing operations will be sufficient to fund the Company's operations through year-end 1999.

      Although the Company is currently investigating prospective merger and acquisition candidates, with the exception of the Company's investment in United the Company has not determined the specific application of the proceeds from the IHS transaction (including amounts payable pursuant to the Consulting Agreement) and the amounts paid and payable to the Company from the sale of UMDC's assets to RRI and from the ongoing operations of UMDC (collectively, the "Proceeds"). Although the Company does not presently intend to spend in excess of the net cash Proceeds in any future acquisitions or investments, it is possible that future transactions could require additional funds. Sources of funds could include bank and other third party borrowings or the sale of debt or equity securities. The Company has no current commitments or arrangements for additional financing and there can be no assurance that the Company would be successful in obtaining any required additional funds.

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

Item 6. Exhibits and Reports on Form 8-K.

        (a)  No Exhibits accompany this Form 10-QSB

        (b)A report on Form 8-K was filed by the Company on May 21, 1998 concerning the acquisition of substantially all of the operating assets of Ultimate Cleaners, Inc., an Arizona corporation by United Dry Cleaning, L.L.C., a subsidiary of the Company.

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


                                    CONTINENTAL CHOICE CARE, INC.
                                    Registrant


Date: September 13, 1998           By: /s/ Steven L. Trenk
                                    STEVEN L. TRENK
                                    President and Chief Operating
                                    Officer and Director



Date: September 13, 1998           By: /s/ Mark N. Raab
                                    MARK N. RAAB
                                    Acting Chief Financial Officer