Form 10-K
period 1998-12-31
CONTINENTAL CHOICE CARE INC
filed 1999-03-04
CIK 922488

------------------------------------------------------------------------------


                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act
               Of 1934 for the fiscal year ended December 31, 1998

                                          Or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act Of 1934 for the transition period from_________ to ___________



                          COMMISSION FILE NO. 0-245424

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuers's revenues for its most recent fiscal year: $1,299,024
As of February 9, 1999, 3,267,500 common shares were outstanding, and the aggregate market value of the common shares of Continental Choice Care, Inc. held by non-affiliates was approximately $3,847,500.

                         DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT INCORPORATED                       PART OF REPORT
                    BY REFERENCE                       INTO WHICH INCORPORATED

Proxy Statement for 1999 Annual Meeting of Shareholders       Part III

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X ]


------------------------------------------------------------------------------

      This Annual Report on Form 10-K contains certain "forward-looking statements." These statements are generally accompanied by words such as "intend," "anticipate," "believe," "estimate," "expect" or similar terms referenced in the Private Securities Litigation Reform Act of 1995. They are typically used where certain factors may cause actual results to be materially different from the future outcome expressed or implied by such statements. Although Continental Choice Care, Inc. (the "Company") believes that the assumptions underlying its forward-looking statements are reasonable, any of these assumptions could, of course, prove to be inaccurate. Therefore, the Company cannot assure you that it will realize the results contemplated in any of these statements. You should not regard such forward-looking information as a representation by the Company that future expectations will be achieved. It is important to note that past performance is not necessarily predictive of future performance. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in any documents which we may incorporate by reference, could affect the future results of the Company, and could cause those results to differ materially from those expressed in our forward- looking statements: materially adverse changes in economic conditions in the markets served or proposed to be served by us; a significant delay in the expected closing of the merger between the Company and TelaLink Network, Ltd.; future regulatory actions and conditions in existing and proposed operating areas; and competition from others in our existing or proposed service markets. Certain factors which are known to the Company are set forth in, without limitation, the Items of this Annual Report designated "Item 1. Business,"Item 5. Market for Company Common Stock and Related Security Holder Matters" and "Item 6. Management's Discussion and Analysis."

ITEM 1.     BUSINESS

      OVERVIEW

     FORMATION. The Company was incorporated as a New Jersey corporation in 1993.

      DIALYSIS TREATMENT BUSINESS. Until October 1997, the Company was engaged primarily in the dialysis treatment business. The Company and its subsidiaries provided equipment, services and supplies to individuals in their homes and other residential alternative sites, including prisons and nursing homes and provided acute care dialysis placement services. The Company also owned and operated a center to train individual patients in the self-administration of peritoneal dialysis treatments. Until January 1998, the Company was also engaged in providing consulting and administrative services to customers (the "Consulting Customers") that provide dialysis treatments to patients at and from in-center facilities owned and operated by the customers. The Consulting Customers included Upper Manhattan Dialysis Center, Inc. ("UMDC"), Alpha Administration Corp. ("Alpha") and Continental Dialysis Center of the Bronx, Inc. ("CDBI"), each of which is a New York corporation. All of the outstanding common stock of Alpha and CDBI and 50% of the outstanding common stock of UMDC is owned by Alvin S. Trenk, Steven L. Trenk and Martin G. Jacobs, M.D., the Company's Chairman, President and Corporate Medical Director, respectively (collectively, "Certain Executive Officers"). The Company sold substantially all of its assets relating to the dialysis treatment business in October 1997. Alpha and CDBI also sold substantially all of their respective assets at that time. UMDC, the Company's remaining Consulting Customer, sold substantially all of its assets in January 1998, subject to regulatory consent (which is still pending).

      RMI. The Company also established an 80% owned subsidiary, Renal Management, Inc. ("RMI"), to engage in renal disease and nephrology practice management. From inception, RMI engaged primarily in forming a network of healthcare providers, exploring financing alternatives and marketing its business. RMI did not conduct any substantive business nor enter into any agreements with customers. In December 1998, the Company sold its interest in RMI to Renal Disease Management, Inc. in exchange for shares of that company's common stock.

      DRY CLEANING BUSINESS. The Company currently holds a majority interest in United Dry Cleaning, L.L.C., an Arizona limited liability company ("United"). United was formed by the Company to engage in the dry cleaning business, initially in the Phoenix, Arizona area. United acquired and operates ten dry cleaning facilities, including plants and drop stores.

RECENT DEVELOPMENTS

      PROPOSED MERGER

      On February 5, 1999, the Company and TelaLink Network Ltd., a privately held Delaware corporation ("TelaLink") executed an Agreement and Plan of Merger ("Merger Agreement") to merge the two companies in a stock-for-stock transaction (the "Merger") to be accounted for under the purchase method of accounting.

      TelaLink is a telecommunications company which was formed for the purpose of acquiring, consolidating and operating rural telephone companies known as rural local exchange carriers ("RLECs").

      Prior to December 1998, TelaLink conducted no substantive operations. In that month, TelaLink acquired substantially all of the operating assets of an RLEC located in West Virginia. The RLEC operates approximately 1,550 access lines and employs three full time employees. The purchase price for the assets of the RLEC was approximately $4,500,000. TelaLink obtained debt financing from the Rural Telecommunications Financing Corporation ("RTFC") for approximately $3,000,000 of the purchase price. For the fiscal year ended December 31, 1997, the RLEC reported earnings before interest expense, taxes, depreciation and amortization of approximately $397,000 on reported revenues of approximately $1,059,000.

      Under the terms of the Merger Agreement, TNL Acquisition Corp. ("TNLAC"), a wholly-owned subsidiary of the Company, will merge with TelaLink. TNLAC will be the surviving entity. Management expects that TNLAC will change its name to "TelaLink Network, Ltd." promptly following the Merger. The Merger Agreement requires the Company to issue 1,640,000 shares of its common stock, of which 1,540,000 will be issued directly to the holders of the capital stock of TelaLink. The remaining 100,000 shares to be issued in the Merger will be returned to the Company's treasury immediately following the Merger. The Company is also required to issue 1,540,000 shares into an escrow at the closing. If the Merger is completed and the Company meets certain financial goals described in the Merger Agreement before January 1, 2001 (subject to extension to June 30, 2001 under certain circumstances), the holders of TelaLink common stock will receive 900,000 shares of the Company's common stock, of which 640,000 will be the previously escrowed shares and 260,000 will be newly issued shares. If the Company meets certain alternative financial goals within the same time period, the remaining 900,000 shares of the Company's common stock will be released from the escrow. The release of the first group of shares is not contingent on the release of the second group, and the release of the second group of shares is not contingent on the release of the first. As a result, the aggregate number of shares of common stock which the Company will issue in connection with the Merger will be either 1,540,000, 2,440,000 or 3,340,000 depending upon whether certain post-Merger financial goals are attained.

      In anticipation of the Merger, the Company expects to loan $850,000 to a company, TelaLink Acquisition Corp. ("Loan Co"), which holds 250,000 shares of TelaLink Series A Preferred Stock. $600,000 of that amount will be loaned to TelaLink by Loan Co. Simultaneously with the Merger, the Company will acquire all of the outstanding capital stock of Loan Co in consideration of 150,000 shares of the Company's common stock. In addition, the Company has agreed to loan up to $400,000 directly to TelaLink pending completion of the Merger.

      NEW BUSINESS

      Effective April 14, 1998, the Company established a subsidiary, United Dry Cleaning, L.L.C. ("United") for the purpose of acquiring and operating dry cleaning facilities initially in the Phoenix, Arizona area. The Company committed an aggregate of $1,000,000 in the form of equity and debt to United's initial operations. This area was selected for its rapid growth in construction and development and increase in population, which, management believes, will provide United with growth potential. United's objective is to capitalize on the trend toward consolidation of small closely held companies where significant critical mass can be achieved rapidly with limited capital. The Company believes that economies, and therefore enhanced profitability, can be gained through greater utilization of the cleaning plants and/or consolidation of plant functions as well as through the use of marketing and sales campaigns which are not customarily employed by existing competitive operations. The Company has conveyed or agreed to convey an aggregate of approximately 33% of its interest in United to additional investors and/or lenders in the subsidiary.

      Effective May 14, 1998, United acquired substantially all of the assets of Ultimate Cleaners, Inc., an Arizona corporation ("Ultimate"), other than Ultimate's cash and accounts receivable. The assets acquired from Ultimate include dry cleaning operations at six facilities, which include two dry cleaning plants and four drop stores, one of which was subsequently closed. All facilities are located at leased locations in Arizona. United, except for Ultimate's obligation under certain of its real property leases, assumed substantially no liabilities.

      The original aggregate purchase price for the assets of Ultimate was $1,420,000, of which $350,000 was paid as cash consideration at closing and $20,000 was payable over a period of 20 months. The remainder was paid in the form of a promissory note in the principal amount of $1,050,000. Under the terms of a Mutual Release and Settlement Agreement ("Settlement Agreement") entered into between Ultimate and United in November 1998, the outstanding principal amount due under the promissory note was reduced by $165,493 and the term of the promissory note was reduced to seven and one half years. In addition, United agreed to pay approximately $3,166 per month over the six months immediately following the date of the Settlement Agreement in settlement of all other sums due or claimed to be due by Ultimate under the Asset Purchase Agreement and otherwise. The obligations of the parties pursuant to an Employment Agreement between United and the former principal of Ultimate were also terminated. The former owners of Ultimate have commenced an action against United in connection with the transaction. See "Item 3. Legal Proceedings."

     Effective May 19, 1998, United acquired substantially all of the assets of Cleaner Headquarters, Inc., an Arizona corporation. Cleaner Headquarters, Inc. conducts dry cleaning operations from one location in Arizona. The all cash purchase price for the assets was $15,000.

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

      These acquisitions have been accounted for as purchases and, accordingly, the operating results of these companies have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of net assets acquired of approximately $1,221,295 is being amortized over fourteen years. Additionally, the Company paid approximately $153,000 to the former owners of these businesses as part of a non compete agreement. This amount is being amortized over the terms of the agreements which range from two to five years.

DISCONTINUED OPERATIONS

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

      At the First RRI Closing, RRI paid approximately $4,174,000, in partial payment of an aggregate purchase price (inclusive of payments for a covenant not to compete) of approximately $7,984,000, for the assets of UMDC. UMDC retained its accounts receivable, cash and cash equivalents in the transaction, as well as certain liabilities of UMDC outstanding as of the date of the First RRI Closing. Under the terms of the RRI Purchase Agreement, Beth Israel Medical Center has applied for state regulatory approval (the "NY Approval") to own and operate the in- center dialysis facility currently operated by UMDC. In the event the NY Approval is received, RRI is expected to promptly pay the remainder of the purchase price for the assets of UMDC at a second closing (the "RRI Second Closing"). The aggregate purchase price paid as of the RRI Second Closing is expected to be reduced by the net value of certain current assets retained by UMDC as of the RRI Second Closing.

      Subject to the NY Approval, the Company expects to receive an aggregate of approximately $4,500,000 from UMDC from the proceeds of the transaction and from the operations of UMDC. At the time of the First RRI Closing, the Company received approximately $2,665,000. In 1998, the Company received additional payments aggregating $310,000 from UMDC subsequent to the First RRI Closing.

      Pending the NY Approval, RRI and UMDC have entered into a Consulting and Administrative Services Agreement (the "RRI Consulting Agreement") pursuant to which RRI is providing UMDC with the use of the assets sold by UMDC to RRI and RRI is providing certain other enumerated services to UMDC in exchange for a consulting fee. RRI's fee is not payable, and accrues to the extent not paid, during any month in which UMDC does not retain a minimum of $28,000 of cash from net income. UMDC has advised the Company that in 1998, UMDC earned aggregate net income of approximately $224,000 under the RRI Consulting Agreement.
To date these amounts remain outstanding and due from RRI.

      Pursuant to the terms of an Agreement and Release among the Company, UMDC and the shareholders of UMDC, the parties agreed that all amounts payable to UMDC after the First RRI Closing would generally be distributed first to the Company in the amount of $516,663, second to the physician shareholders of UMDC in the amount of $135,000, third to the Company in the amount of $270,000 and thereafter 50% of each dollar will be paid to the Company. The agreement provides that 50% of amounts in excess of $5,000,000 are to be paid to Certain Executive Officers. Certain Executive Officers generally assigned such monies to the Company and the Company agreed to indemnify the Certain Executive Officers for any tax liability arising from such assignment.

      Upon the occurrence or failure of certain other events, UMDC and RRI may extend the term of the RRI Consulting Agreement or may enter into a joint sale of UMDC. If the RRI Consulting Agreement is terminated, UMDC will be required to repurchase its assets at a fixed monthly rate over a term of years, unless sooner paid.

      No assurance can be given that the transactions contemplated by the RRI Purchase Agreement or the RRI Consulting Agreement will be completed or that regulatory authorities will not seek to modify or terminate the arrangements between UMDC and RRI.

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

      The purchase price for the assets was $5,120,000, of which $125,000 remains in an escrow to secure the indemnity obligations of the IHS Sellers to IHS. The $125,000 is expected to be released to the Company in 1999.

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

   NON COMPETITION AGREEMENTS

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

   GOVERNMENTAL REGULATION

      GENERAL HEALTH CARE REGULATION

      The Company's former business operations were, and the operations of UMDC are subject to extensive governmental regulations at the federal, state and local levels. The laws, rules and regulations which govern its consulting customers are very broad and are subject to continuing change and interpretation. There is also an absence of regulations or decisions specifically addressing the dialysis business. Thus, it is possible that certain of the Company's or UMDC's past or present contractual arrangements or business practices might be challenged, and if so successfully challenged, there can be no assurance that the Company would not be adversely affected thereby.

      The Company provided consulting services to certain facilities that are administered by corporations and/or physicians who are not under the direct control of the Company. Because the Company does not have control over the actions of such corporations and physicians who render services, the Company is subject to the risk that such corporations or physicians may have violated federal or state laws and regulations including Medicare and Medicaid laws without the knowledge or consent of the Company. Limited violations may have occurred at such facilities in the past. However, the Company is not aware of any ongoing violations.

   ENVIRONMENTAL LAWS

      The Company's former operations were and its current dry cleaning operations are subject to various state hazardous waste disposal laws. The Company disposed of its medical waste through hazardous waste vendors which are primarily responsible for compliance with such laws. Those laws in effect during the period in which the Company was engaged in the provision of dialysis related services did not classify most of the waste produced during the provision of dialysis services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. The dry cleaning business uses various cleaning chemicals which are classified as hazardous substances under applicable state and federal regulations. Management believes that all hazardous substances used in the dry cleaning operations are handled by United in accordance with applicable laws, rules and regulations.

      In its role as owner and/or operator of properties or facilities, the Company may be subject to liability for investigating and remedying any hazardous substances that have come to be located on the property, including any such substances that may have migrated from, or emitted, discharged, leaked, escaped or been transported from the property. Management is not aware of any such events. Further, management is not aware of any pending or threatened claim, investigation or enforcement action regarding such environmental issues that, if determined adversely to the Company, would have material adverse consequences.

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

COMPETITION

      United's dry cleaning business faces competition from many individual and franchised cleaners. The cost of entry into the dry cleaning business is relatively low. It requires only a low or semi skilled labor force which management believes is generally available at low to moderate wages in the Phoenix, Arizona area. United believes it can compete by targeting the hospitality industry and by combining and centralizing operations, thereby limiting expenses. Nonetheless, the Company's dry cleaning business faces substantial local competition from smaller and similar sized competitors.

EMPLOYEES

      As of February 9, 1999, the Company employed 6 full-time employees, including officers, at its corporate offices. In addition, as of that date, United employed 48 full time and 11 part time employees. No employees are covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

ITEM 2. PROPERTIES

      The Company's corporate headquarters currently consists of 5,000 square feet of leased office space located in Florham Park, New Jersey. The lease provides for a base annual rent of approximately $82,000, expires March 31, 1999 and is renewable for an additional five-year term. The Company does not expect to renew its lease and is currently negotiating a lease for approximately 3,500 square feet of office space in Morristown, New Jersey. The Company expects that the new lease will provide for a base annual rent of approximately $70,000 and will expire January 31, 2006. The Company's subsidiary, United, conducts dry cleaning operations from ten leased plant and store locations. The locations range from 900 to 2,436 square feet in size. The leases generally have terms of five years, expiring at staggered times from March, 2000 to February, 2004 and provide for base annual rent ranging from $9,435 to $48,000. No plant lease has a term, including renewal terms, which expires before December 31, 2005. Management believes that alternative store locations are readily available in substantially all locations in which United conducts business.


ITEM 3. LEGAL PROCEEDINGS

        In November, 1998, United delivered a promissory note in the principal amount of approximately $850,000 to Ultimate Cleaners, Inc. in connection with the Settlement Agreement (See "Item 1. Business - Recent Developments"). The former owners of Ultimate Cleaners, Inc. have brought an action in Arizona state court to accelerate the promissory note and for certain related costs. The plaintiff also seeks to foreclose on the assets which it sold to United. The Company is defending against the claim and expects to raise counterclaims. The Company is not currently a party to any other material pending legal proceeding.

      Many aspects of the former businesses of the Company and its subsidiaries involved risks of potential liability. The Company and its subsidiaries and affiliates are subject to actions by patients and employees in the normal course of the Company's and the subsidiaries' respective former businesses, including actions grounded in personal injury. Further, the Company and its subsidiaries may, from time to time, be involved in proceedings with, and investigations by, governmental agencies relating to licensure and to the Federal, state and local laws, rules and regulations under which the Company and its subsidiaries operated. Management believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.


PART II

ITEM 5. MARKET FOR COMPANY COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Effective October 30, 1998, the Company's common stock (CCCI) and the Company's Common Stock Purchase Warrants (CCCIW) and the Company's Units, each comprised of one share of Common Stock and one Common Stock Purchase Warrant, (CCCIU) ceased trading on the Nasdaq National Market and commenced trading in the NASDAQ SmallCap Market. There were approximately 17 holders of record and approximately 318 beneficial owners of the Company's common stock as of February 11, 1999. The following table sets forth the closing high and low bids for each of the securities for each quarter following the quarter ended December 31, 1996. The figures set forth below were obtained from the National Association of Securities Dealers (NASD) "Monthly Statistical Report".

                          COMMON STOCK         WARRANTS         UNITS
THREE MONTHS ENDED           (CCCI)            (CCCIW)         (CCCIU)

                         High       Low     High      Low   High      Low
December 31, 1998        2-1/4      1-27/32 1/8       1/32  2-9/32    1-15/16
September 30, 1998       2-1/4      1-11/16 1/8       1/32  2-1/4     1-11/16
June 30, 1998            2-7/16     1-13/16 1/8       1/32  2-7/16    2-1/32
March 31, 1998           2-1/4      1-7/16  1/16      1/32  2-1/16    1-5/16
December 31, 1997        2-1/16     1-5/32  3/32      1/32  2-1/8     1-1/4
September 30, 1997       1-5/8      1       1/32      1/32  1-1/4     1-1/16
June 30, 1997            1-7/16     1       5/32      1/32  1-1/2     1
March 31, 1997           2-3/8      13/16   1/4       1/16  2-1/4     7/8



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS

      Year Ended December 31, 1998 Compared With Year Ended December 31, 1997.

      At the IHS Closing on October 8, 1997, the Company completed the sale of its New Jersey, New York, Connecticut and Pennsylvania dialysis business assets to IHS. The aggregate price paid at the closing of the IHS Sale was approximately $5,120,000. The $5,120,000 purchase price was allocated $2,620,000 to the Company, $900,000 to Alpha and $1,600,000 to CDBI. Alpha and CDBI which are 100% owned by Certain Executive Officers were Consulting Customers of the Company. Substantially all amounts due the Company by Alpha and CDBI for consulting and administrative fees and other amounts have been paid to the Company subsequent to the sale. As a result of the IHS sale, the Company recognized a gain of $1,855,120 on proceeds of $2,620,000. Following the IHS Closing, the Company's sources of revenue included amounts payable for consulting services to be provided to IHS through October 2000, at a rate of approximately $28,000 per month. In 1997 and 1998 respectively, the Company recognized a total of $83,331 and $333,324 for consulting services under this agreement.

      In January 1998, UMDC, a Consulting Customer of the Company that is 50% owned by Certain Executive Officers, sold substantially all of its assets to RRI. As a result, the Company and UMDC terminated the UMDC Consulting Agreement (the "UMDC Agreement"). The Company received from UMDC $2,665,000 at the First RRI Closing and a subsequent payment of $310,000. The Company recognized revenues in 1997 and 1998, respectively, of $794,000 and $310,000 from UMDC. Additionally, the Company and certain of UMDC's shareholders became entitled to receive repayment of other amounts due from UMDC and its shareholders, to receive amounts to be earned by UMDC in connection with its continuing business and to receive amounts payable by UMDC pursuant to the Company's Consulting Agreement with UMDC.
See, "Item 1. Business - Recent Developments."

   The proceeds from the IHS Closing, the proceeds from the IHS Consulting Agreement and the proceeds from the RRI Transaction were invested by the Company in U.S. Government securities and money market funds. No assurance can be given that the Company will continue to receive income from the IHS Consulting Agreement or from the continued operations of UMDC.

   Beginning in May 1998, the Company's subsidiary, United Dry Cleaning, L.L.C. ("United"), acquired substantially all of the assets of Ultimate Cleaners, Inc., Cleaner Headquarters, Inc., and G & P Associates, Inc., Arizona corporations, as well as Alyssa's Magic Touch, an Arizona proprietorship.

   Since inception in May 1998, United's sales have been below levels originally anticipated by the Company. This reduced level of sales has resulted in lower than planned cash flow. Although the Company has obtained a $200,000 line of credit for United, United may need additional financing to fund its operations. Management continues to seek ways to reduce United's costs, primarily payroll and supplies, and to increase revenues. Management believes that in order for United to reach originally anticipated sales levels, it must continue to aggressively seek out new hotel customers. No assurance can be given that United will be successful in its efforts to expand its customer base or that United will not need additional financing.

    REVENUES

      Net patient revenues of the Company in 1997 prior to the IHS Closing were derived from providing equipment and supplies to patients (51%) and services (49%), which consisted of contract nursing services and dialysis treatments. In 1997, 25% of the Company's cash receipts were received under the Medicare program, while approximately 75% of cash receipts were received from commercial insurance companies or contracted entities and Medicaid programs.

      Net patient revenues were $4,365,749 in 1997. There were no such revenues in 1998. The decrease is attributable to the sale of substantially all of the Company's assets in October, 1997. This decrease in the Company's net patient revenues in 1998 was partially offset by $343,444 in interest income derived in part from the Company's investment of the proceeds of the IHS Closing and RRI First Closing, as well as $333,324 derived from the IHS Consulting Agreement.

      Prior to the IHS and RRI First Closing, the Company provided certain services in New York through consulting, administrative, or subcontracting service arrangements with the Consulting Customers. The Consulting Customers were partially or 100% owned by the Certain

Executive Officers. Under the Company's agreement with Alpha, the Company provided various administrative and consulting services in addition to equipment and supplies to the South Bronx Kidney Center, ("Bronx facility"). The $240,000 annual consulting fee payable by SBKC was assumed by Alpha upon Alpha's purchase of the SBKC assets. Further, the Company provided administrative and consulting services to UMDC for a monthly fee of $33,333. The agreement with UMDC similarly provided for reimbursement to the Company for services rendered and for its direct costs of equipment and supplies. The Company also had a consulting and services agreement with CDBI. The CDBI Agreement provided for payments of $20,000 per month. For the year ended December 31, 1997, the Company recorded revenues of $941,000 from Alpha, $62,000 from CDBI and $794,000 from UMDC, of which an aggregate of approximately $800,000 was not recorded in prior periods due to realization uncertainties attributable to services, equipment and supplies. In 1998, the Company recorded $310,000 in additional revenues related to payments from UMDC subsequent to the First RRI Closing, not previously recorded due to realization uncertainties.

      The Company does not expect to receive future operating revenues related to its former dialysis based businesses or from the business of its former Consulting Customers other than such amounts as it may receive under its consulting agreement with IHS, the consulting agreement between RRI and UMDC and amounts due from UMDC pending consummation of the second closing.

      The Company's Renal Management, Inc. ("RMI") subsidiary was sold in 1998 to Renal Disease Management ("RDM"), an Ohio based disease management company, in an all stock transaction. RMI recognized no revenue in 1998 or 1997, had no expenses in 1998, and had $209,724 in expenses in 1997.

      The Company's United subsidiary recognized revenues of $965,700 from the period of acquisition to December 31, 1998. Of these revenues, approximately $616,000 or 64% related to dry cleaning services provided by United's ten dry cleaning facilities, including plants and stores. The remaining $349,700, or 36% of total revenues, related to dry cleaning services provided to hotel customers. The Company anticipates that hotels will continue to be a major source of revenue. United continues to target additional businesses in the Phoenix, Arizona area to maximize plant capacity as well as broaden the Company's revenue base. There were no such revenues in 1997 since United did not commence operations until the second quarter of 1998.

COST OF GOODS SOLD/COST OF SERVICES

      Cost of services for continuing operations was $678,761 or 70% of revenues attributable to the Company's dry cleaning business from the period of acquisition to December 31, 1998. Cost of services is mostly comprised of $532,154 in salaries and other payroll expenses as well as $111,578 for supplies. In addition, $25,171 of depreciation expense attributable to the dry cleaning business machinery and equipment has been allocated to cost of services. There were no such expenses in 1997 due to United being established and commencing operations in the second quarter of 1998.

      Cost of goods sold for discontinued operations was $966,210 or 43% of net patient revenues attributable to equipment and supplies in 1997. The cost of services for discontinued operations totaled $475,239 or 22% of net patient revenues attributable to services in 1997. In 1998, there was no cost of equipment, supplies or services relating to the terminated businesses. The Company also experienced a decrease in personnel costs, primarily attributable to reductions in workforce resulting from and following the IHS closing.

   GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses for continuing operations totaled $2,021,662 in 1998, as compared with $1,939,187 for 1997. The net increase of $82,475 is primarily comprised of an increase of $465,910 relating to the Company's dry cleaning businesses, offset by a reduction of $328,376 in salaries and other office expenses due to a reduction in corporate staff resulting from the IHS transaction.

      In connection with the IHS transaction, the Company retained substantially all of its accounts receivable and accounts payable. Accordingly, during the period immediately following the IHS Closing, the Company maintained its accounts receivable and accounts payable personnel. The number of employees employed in those departments decreased in 1998.

   ALLOWANCE FOR DOUBTFUL ACCOUNTS

      A provision for doubtful accounts was recorded to the extent deemed to be adequate to absorb possible losses resulting from uncollectible receivables. The Company reviews each individual account and a reserve is established to reflect any amounts considered doubtful of collection. The calculation of doubtful accounts is based on the Company's knowledge of specific payors, an analysis of the aging of the accounts, as well as past experience with the accounts under review.

      As of December 31, 1998, the allowance for doubtful accounts was $67,000 as compared with $257,000 at December 31, 1997. Of this allowance, $14,500 relates to the discontinued dialysis treatment business. As a percentage of patient receivables outstanding, such allowance was 75% at December 31, 1998, and 57% at December 31, 1997. Due to the discontinuance of current revenues discussed above and collection activity, the patient accounts receivable have been significantly reduced. As a consequence, the percentage of older receivables is larger and requires a higher percentage allowance.

      As of December 31, 1998, the Company's dry cleaning business had accounts receivable of $107,957. Of the Company's $67,000 allowance at December 31, 1998, $52,500 related to the dry cleaning business. A significant amount of the allowance for doubtful accounts results primarily from an unusual non-recurring event: the non-recoverable crash of the computer system software previously used by the dry cleaning business to track accounts receivable and generate invoices. A replacement billing and collection system has been installed.

   Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of December 31, 1998 is adequate to absorb possible losses resulting from uncollectible receivables.

   DEPRECIATION AND AMORTIZATION EXPENSE

      Depreciation and amortization expense for continuing operations for 1998 totaled $146,592, of which $25,171 of depreciation expense relating to the dry cleaning business is included in cost of services. This increase of $117,546 from 1997 resulted from the purchase of the assets in connection with the acquisition of dry cleaning stores and plants by United as well as the associated goodwill and other intangibles generated from these transactions.

   INTEREST INCOME AND INTEREST EXPENSE

      Net interest income for continuing operations was $285,568 in 1998 and $56,769 in 1997. Interest expense on the Company's debt obligations in both periods was offset by interest earned on the proceeds from the sale of assets to IHS and the RRI transaction.

   PROVISION FOR INCOME TAXES

      The provision for Federal income taxes was $-0- in 1998 and $176,000 in 1997. The state income tax provision was $-0- in 1998 and $36,000 in 1997. The effective income tax rate was 0% and 14% in 1998 and 1997, respectively. All of the Company's deferred tax assets as of December 31, 1998 have been offset by a valuation allowance as a result of the Company's operating results.

   YEAR 2000

      The Company's outside computer consultants have been engaged to address Year 2000 issues. The consultants are scheduled to perform an inventory and review of all information systems, both hardware and software, in the first half of 1999. Although there can be no assurances, the Company does not presently anticipate any material disruptions in its operations. This assessment is based on management's initial review of its systems and discussions with their outside computer consultants. The Company does not currently have information concerning the Year 2000 compliance status of its suppliers. In the event the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's operations could be adversely affected.

      Based on the Company's current estimates, costs relating to Year 2000 are not expected to be significant. There can be, however, no assurance that the Company will not incur significant unforeseen additional expenses to be in compliance. The Company intends to develop contingency plans based on information provided by the Company's consultants in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company experienced a positive net cash flow of $2,651,767 in 1998. Net cash used in operating activities of continuing operations was of $584,104 related primarily to corporate general and administrative expenses as well as additional expenses incurred from the dry cleaning business. Net cash provided by investing activities of $3,280,962 reflects the investment in U.S. Government securities from the repayments by the Company's Consulting Customers of $2,805,105, which consists primarily of amounts received at the First RRI Closing. These amounts were partially offset by upfront payments in connection with the Company's acquisition of dry cleaning businesses. Net cash used in financing activities of $45,091 reflects principal payments on notes issued in connection with these acquisitions.

      The Company has made advances to certain affiliates and Consulting Customers. As of January 1, 1997, the Company had advanced $156,868 to TechTron. During 1998 and 1997, an additional $134,400 and $78,996, respectively, was advanced to TechTron by the Company. The Company has obtained demand promissory notes from TechTron for all of the advances, of which the majority of notes issued bear an 8% rate of interest. Payments on the notes are not anticipated in 1999 due to the fact that TechTron does not expect to earn sufficient revenues to make payment.

       In conjunction with the sale of UMDC assets to RRI, substantially all amounts due the Company from UMDC for loans, advances, supplies and equipment were paid in January 1998. UMDC continues to owe the Company $1,389,000 for fees generated pursuant to the UMDC Consulting Agreement. To the extent that the RRI Second Closing is consummated, the Company expects to recognize some or all of the consulting and services fees due from UMDC which were not previously recorded due to realization uncertainties. The physician shareholders of UMDC unaffiliated with the Company continue to owe the Company $100,000 in principal plus interest due pursuant to loans from the Company. The Company expects that the fees due from the unpaid services and the principal due under the physician loans will be paid during fiscal year 1999. The Company does not currently expect to be repaid and thus has not recorded the interest due it from the physicians and expects to forgive the unpaid accrued interest in accordance with the various agreements among the physicians, Certain Executive Officers, UMDC, RRI and the Company.

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

      The Company expects that its cash, cash equivalents and investments in U.S. Government securities will be sufficient to fund the Company's operations through 1999.

      In conjunction with the sales of assets to IHS and to RRI, the Company has been released from its guarantees of leases for UMDC and CDBI for In-Center Facilities in New York City.

      Through December 31, 1998, the Company has advanced an aggregate of $1,000,000 to fund United's initial operations. In addition, the Company has arranged for a $200,000 line of credit to provide additional financing. The line is primarily secured by all of its assets and is further secured by personal assets by a Certain Executive Officer. In connection with United's acquisition of dry cleaning stores in Arizona, the Company incurred notes payable in the aggregate of approximately $1,064,000. These notes currently have maturities ranging from two to seven and one half years, and provide for total monthly principal and interest payments of $15,743 and quarterly principal and interest payments of $9,763. As discussed in Item 3 Legal Proceedings, Ultimate Cleaners, Inc. has demanded acceleration and full payment of the note delivered by United in connection with the settlement agreement (See "Item 1. Business - Recent Developments") and Notes to the consolidated financial statements.

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

ITEM 10.  EXECUTIVE COMPENSATION

      The material contained in "Executive Compensation" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 1999 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The material contained in "Security Ownership of Certain Beneficial Owners," "Election of Directors," and "The Board of Directors and Executive Officers" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 1999 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 1999 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

            No exhibits are filed with this report or are incorporated herein by reference.

         (b) The Agreement and Plan of Merger among the Company, TNL Acquisition Corp. and Telalink Network, Ltd. dated February 5, 1999, filed as an exhibit to a report on Form 8-K filed by the Company on February 19, 1999, is incorporated into this 10-K by reference.

No reports on Form 8-K were filed by the Company during the fiscal quarter of the Company ended December 31, 1998.

                        CONTINENTAL CHOICE CARE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                           ------------------------


                                                                   PAGE


Report of Independent Public Accountants.......................  F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets as of December 31, 1998 and
   1997........................................................  F-3

   Consolidated Statements of Operations for the Years
    Ended December 31,1998 and 1997 ...........................  F-4

   Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 1998 and 1997...............        F-5

   Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998 and 1997..................................  F-6

   Notes to Consolidated Financial Statements..................  F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors of
Continental Choice Care, Inc.:


      We have audited the accompanying consolidated balance sheets of Continental Choice Care, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Choice Care, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                    ARTHUR ANDERSEN LLP




Roseland, New Jersey
February 15,  1999




                CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       AS OF DECEMBER 31, 1998 AND 1997

ASSETS                                                                           1998                  1997
                                                                          -----------------   ----------------
Current Assets:
Cash and cash equivalents including restricted cash of
    $250,000 in 1997..................................                          $3,058,676       $    406,909
Investments in U.S. Government securities.............                           1,991,658          3,595,438
Accounts receivable, less allowance for doubtful accounts of $67,000
    in 1998 and $257,000 in 1997......................                              60,295            197,133
Amounts due from consulting customers.................                                 -0-          2,805,105
Amounts due from officer..............................                             385,000             35,000
Other current assets .................................                             202,295            548,609
                                                                               -----------         ----------
   Total current assets ..............................                           5,697,924          7,588,194
Amounts due from affiliates ..........................                             370,264            235,864
Property and equipment, at cost, less accumulated depreciation                     560,236             90,962
Goodwill and other intangibles, less accumulated amortization
    of $67,943                                                                   1,306,352                -0-
Other assets.......................................                                 17,581            139,295
                                                                                -----------      ------------
                                                                                $7,952,357         $8,054,315
                                                                                ===========      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable......................................                          $   423,415       $   670,540
Accrued expenses .....................................                              984,976           964,100
Current portion of notes payable......................                              931,807               -0-
Income taxes payable..................................                                  -0-            87,000
                                                                                 -----------     ------------
   Total current liabilities .........................                            2,340,198         1 721,640
                                                                                 -----------     ------------
Notes payable, less current portion             ......                               86,609               -0-
                                                                                 -----------     ------------


Commitments and Contingencies

Stockholders' Equity:
Preferred stock 5,000,000 shares authorized, none issued or outstanding                  -0-              -0-
Common stock, no par value, 10,000,000 shares authorized,
   3,237,500 shares issued and outstanding at December 31, 1998 and 1997            5,524,561        5,524,561
Retained earnings.....................................                                    989          782,977
Unrealized gain on investments........................                                    -0-           25,137
                                                                                  -----------     ------------
   Total stockholders' equity.........................                              5,525,550        6,332,675
                                                                                  -----------     ------------
                                                                                   $7,952,357       $8,054,315
                                                                                  ===========     ============
      The accompanying notes to consolidated financial statements are an integral part of these statements.



                CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                       1998         1997
                                                                                 ------------    -------------
Revenues from continuing operations:

   Consulting services................................                            $   333,324     $     83,331
   Dry cleaning services..............................                                965,700              -0-
                                                                                 ------------    -------------
                                                                                    1,299,024           83,331
                                                                                 ------------    -------------

Costs of services ....................................                                678,761             -0-
General and administrative expenses...................                              2,021,662        1,939,187
Depreciation and amortization.........................                                121,421           29,046
Interest expense......................................                                 57,876            1,178
Interest income.......................................                               (343,444)         (57,947)
                                                                                 ------------    -------------
      Total costs and expenses........................                              2,536,276        1,911,464
                                                                                 ------------    -------------
Loss before benefit for income taxes                                               (1,237,252)      (1,828,133)

Benefit for income taxes..............................                               (154,790)        (252,282)
                                                                                 ------------    -------------
Loss from continuing operations.......................                             (1,082,462)      (1,575,851)

Discontinued operations (Note 1):
   Income from discontinued operations (less applicable income
      taxes of $154,790 in 1998 and $208,275 in 1997)                                 300,474        1,300,967
   Gain on sale of discontinued operations (less applicable income
      taxes of $256,007 in 1997)......................                                    -0-        1,599,113
                                                                                 ------------    -------------
Income from discontinued operations...................                                300,474        2,900,080
                                                                                 ------------    -------------
      Net (loss) income...............................                          $    (781,988)     $ 1,324,229
                                                                                 ============        =========

Basic and diluted (loss) income per share:
   Continuing operations..............................                          $        (.33) $          (.49)
   Discontinued operations............................                                    .09              .90
                                                                                 ------------    -------------
   Net (loss) income per share........................                          $        (.24) $           .41
                                                                                 ============        =========

Basic and diluted weighted average shares outstanding.                              3,237,500        3,237,500


      The accompanying notes to consolidated financial statements are an integral part of these statements.

                CONTINENTAL CHOICE CARE, INC.  AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997





                                Accumulated
                                   Other                                    Total
                     Common    Comprehensive   Retained                 Comprehensive
                     Stock        Income       Earnings      Total          Income
                   ----------  -------------   ---------   ----------   --------------
Balance,
 December 31,1996  $5,524,561       $    -0-   $(541,252)  $ 4,983,309

Net income                                     1,324,229    1,324,229     $  1,324,229
                                                                        --------------
Other comprehensive
   income:
 Unrealized gain on
     investments                      25,137                   25,137           25,137
                                                                        --------------
 Total comprehensive
     income                                                               $  1,349,366
                                                                        ==============
                   ----------  -------------   ---------   ----------
Balance,
December 31,1997    5,524,561         25,137     782,977     6,332,675
Net loss                                        (781,988)   (781,988)       $(781,988)
Other comprehensive
   income:
  Realized gain on
   investments                      (25,137)                 (25,137)         (25,137)
                                                                        --------------
 Total comprehensive
    income                                                                $  (807,125)
                   ----------  -------------   ---------   ----------   ==============
Balance,
December 31,1998   $5,524,561       $    -0-      $  989   $ 5,525,550
                   ==========  =============   =========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                          1998          1997
                                                        --------       ------
Cash Flows From Operating Activities:
   Net (loss) income  ............................... $ (781,988)   $1,324,229
   Adjustments to reconcile net (loss) income to net cash
     used in operating activities --
   Depreciation and amortization.....................    146,592        29,046
   Provision for doubtful accounts...................     61,207        99,401
   Expense related to warrants ......................        -0-        60,000
   Income from discontinued operations, net..........  (300,474)   (1,300,967)
   Gain on sale of discontinued operations, net......        -0-   (1,599,113)
   Decrease in deferred taxes, net...................        -0-       125,000
   Decrease in accounts receivable.......... . . .        75,631       692,829
   Decrease (increase) in other assets...............    503,028     (544,876)
   Increase in amounts due from affiliates ..........  (134,400)      (78,996)
   Decrease in accounts payable......................  (247,125)     (738,399)
   Increase in accrued expenses .....................     20,876       352,757
   (Decrease) increase in income taxes payable......    (87,000)        38,061
                                                      ---------- -------------
    Net cash used in operating activities of
      continuing operations..........................  (743,653)    (1,541,028)
    Net cash provided by discontinued operations.....    159,549       828,674
Net cash used in operating activities................   (584,104)     (712,354)
                                                      ----------  -------------

Cash Flows From Investing Activities:
   Purchases of dry cleaning businesses..............  (594,000)           -0-
   Proceeds from sale of discontinued operations.....        -0-     2,620,000
   Amounts loaned or advanced to consulting customers        -0-   (2,350,547)
   Amounts repaid by consulting customers  ..........  2,805,105     3,040,315
   Purchases of U.S. Government securities...........(10,635,707)  (3,570,301)
   Proceeds from sale of U.S. Government securities.. 12,239,487           -0-
   Purchases of property and equipment...............  (183,923)       (3,258)
   Amounts due from officer..........................  (350,000)      (35,000)
                                                       ---------     ---------
Net cash provided by (used in) investing activities .  3,280,962     (298,791)
                                                       ---------     ---------

Cash Flows From Financing Activities:
   Principal payments on notes payable...............   (45,091)           -0-
                                                        --------   -----------

Net increase (decrease) in cash and cash equivalents.  2,651,767   (1,011,145)
   Cash and cash equivalents, beginning of year......    406,909     1,418,054
                                                      ----------   -----------
   Cash and cash equivalents, end of year............ $3,058,676   $   406,909
                                                      ==========   ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for income taxes........ $   63,174   $    26,674
                                                      ==========  ============
   Cash paid during the year for interest............ $   57,876  $      1,178
                                                      ==========  ============
Non-Cash Investing and Financing Activities:
   Notes payable issued in connection with
   acquisitions...................................... $1,063,507  $        -0-
                                                      ==========  ============
    The accompanying notes to consolidated financial statements are an integral part of these statements.

                CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)NATURE OF BUSINESS, REORGANIZATION AND DISCONTINUED OPERATIONS:

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

      The Company was primarily engaged in the business of providing dialysis related services, training, equipment and supplies to patients at home, in prisons and in hospitals. The Company also provided acute dialysis nursing services and administrative services. The Company operated primarily in New Jersey and New York. The above and other activities conducted by the Company were performed primarily through the following wholly-owned subsidiaries --

                       Continental Dialysis, Inc. (CDI)
                         Dialysis Staffing, Inc. (DSI)
                Continental Dialysis of Linden, Inc.- (Linden)
                   Renal Management, Inc. (RMI) (80% owned)


      In October, 1997, the Company, other than RMI, completed the sale of substantially all of its dialysis related assets to IHS of New York, Inc., a New York corporation ("IHS"). In addition, Alpha Administration Corp. ("Alpha"), the operator of the South Bronx Kidney Center, ("Bronx Facility"), and Continental Dialysis Center of the Bronx, Inc. ("CDBI") sold substantially all of their respective assets to IHS. All of the outstanding common stock of Alpha and CDBI is owned by the Company's Chairman, President and Corporate Medical Director ("Certain Executive Officers"). Prior to the sale, the Company provided consulting and administrative services to Alpha and CDBI. The assets of the Upper Manhattan Dialysis Center, Inc. ("UMDC"), a New York corporation to which the Company also provided consulting and administrative services, were not included in this sale transaction (the "IHS Sale"). The aggregate price paid by IHS at the closing of the IHS Sale was approximately $5,120,000. The $5,120,000 purchase price was allocated $2,620,000 to the Company, $900,000 to Alpha and $1,600,000 to CDBI. Substantially all amounts due the Company by Alpha and CDBI for consulting and administrative fees and other amounts have been paid to the Company. However, as of December 31, 1998, approximately $200,000 of consulting fees due from CDBI had not been recorded due to realization uncertainties.

    The Company and IHS entered into a consulting agreement pursuant to which the Company is providing certain consulting services to IHS over the three-year term of the agreement in consideration of an aggregate of $1,000,000 payable by IHS to the Company over the term of the agreement. The Company also entered into a Non-Competition Agreement with IHS pursuant to which the Company, CDBI, Alpha and certain officers and directors of each of these companies agreed not to engage in certain activities in competition with IHS in certain specified geographic areas for five years from October 8, 1997.

      In April, 1998, the Company established a subsidiary, United Dry Cleaning, LLC ("United"), for the purpose of acquiring and operating dry cleaning facilities initially in the Phoenix, Arizona area. During 1998, United acquired substantially all of the assets of four Arizona dry cleaning businesses. United, which operates as one segment of the Company, currently operates ten dry cleaning stores and provides dry cleaning services to certain hotels.
(See Note 3)

   The operating results and the gain on the disposition of the Company's dialysis-related businesses have been segregated from continuing operations and reported as separate line items in the Consolidated Statements of Operations. Revenues from discontinued operations were $310,000 and $4,282,418 for 1998 and 1997, respectively.

(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

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

      ACCOUNTS RECEIVABLE AND ALLOWANCES -- The allowance for doubtful accounts consists of management's estimate of amounts that may prove uncollectible. Actual results could differ from these estimates.

      PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Depreciation is provided using the straight line method based on the estimated useful lives of individual assets ranging from two to ten years. Leasehold improvements are depreciated over the estimated useful lives or lease term. Costs of maintenance and repairs are charged to expense as incurred.

      The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the unamortized balance of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.

      INTANGIBLES -- The Company amortizes on a straight line basis the excess cost of net assets acquired over periods not exceeding 14 years. Other intangible assets, including non competition agreements with the former owners of the dry cleaning businesses, are amortized over the life of the respective agreements ranging from 2 to 5 years.

      INCOME TAXES -- The Company and its subsidiaries file a consolidated Federal income tax return. The Company and each subsidiary file separate state income tax returns. Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and tax basis of assets and liabilities.

      INCOME (LOSS) PER SHARE -- The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share. "Basic earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding. "Diluted earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards, if dilutive.

      As of December 31, 1998 and 1997, the basic and diluted weighted average common shares outstanding was 3,237,500.

      STOCK-BASED COMPENSATION -- Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income (loss) and income (loss) per share are provided as if the fair value method had been applied.

      NEW ACCOUNTING PRONOUNCEMENTS -- In April, 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires all costs incurred as start-up costs or organization costs be expensed as incurred. Adoption of the SOP is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements.

      In March, 1998, the Accounting Standards Executive Committee issued SOP 98-1. "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires that computer software costs that are incurred in the preliminary project stage be expensed as incurred and that criteria be met before capitalization of costs to develop or obtain internal use computer software. Adoption of the SOP is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements.

      RECLASSIFICATIONS -- Certain reclassifications have been made to the 1997 financial statements in order to conform to the 1998 presentation.

(3) ACQUISITIONS:

   Effective May 14, 1998, United acquired substantially all of the assets, primarily machinery and equipment, of Ultimate Cleaners, Inc., an Arizona corporation ("Ultimate"), other than Ultimate's cash and accounts receivable. Ultimate's operations consist of six dry cleaning facilities, which includes two dry cleaning plants and four stores, one of which subsequently was closed. All facilities are located at leased locations in Arizona. United assumed Ultimate's obligation under certain of its real property leases.

   The original aggregate purchase price for the assets of Ultimate was $1,420,000, of which $350,000 was paid as cash consideration at the closing and $20,000 was payable over a period of 20 months. The remainder of the purchase price was paid in the form of a promissory note in the principal amount of $1,050,000 bearing interest at a rate of 10%. Under the terms of a Mutual Release and Settlement Agreement ("Settlement Agreement") entered into between Ultimate and United in November 1998, the outstanding principal amount due under the promissory note was reduced by $165,493 and the term of the promissory note was reduced from ten to seven and one half years. In addition, United agreed to pay approximately $3,166 per month over the six months immediately following the date of the Settlement Agreement in settlement of all other sums due or claimed to be due by Ultimate under the Asset Purchase Agreement. The obligations of the parties pursuant to an Employment Agreement between United and the former principal of Ultimate were also terminated.

   The former owners of Ultimate have commenced an action against United for nonpayment in connection with the above transaction. The plaintiffs seek to accelerate the promissory note and also foreclose on the assets which it sold to United. Management contests the plaintiff's action and acceleration of the note, and will vigorously defend against the claim and expects to raise counter claims. As a result of this legal action, the note payable balance of $843,675 is reflected as a current liability in the consolidated balance sheet as of December 31, 1998.

     Effective May 19, 1998, United acquired substantially all of the assets of Cleaner Headquarters, Inc., an Arizona corporation. Cleaner Headquarters, Inc. conducts dry cleaning operations from one location in Arizona. The all cash purchase price for the assets was $15,000.

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

   These acquisitions have been accounted for as purchases, and, accordingly, the operating results of these companies have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of net assets acquired of approximately $1,221,295 is being amortized over fourteen years. Additionally, the Company paid approximately $153,000 to the former owners of these businesses as part of a covenant not to compete. This amount is being amortized over the terms of the agreements which range from two to five years.

   The following unaudited pro forma information represents a summary of the Company's consolidated results of operations adjusted for the acquired dry cleaning businesses. The information presented for the 1997 fiscal year was supplied by the prior owners of these businesses. Management has presented this information in accordance with generally accepted accounting principles. However, management believes that the information provided by certain prior owners of these businesses may be inaccurate. Accordingly, management suggests that the reader use appropriate caution in determining whether to rely upon the information.

                                                        Fiscal Year
                                                    1998           1997
                                                    ----           ----
   Revenues...............................     $ 2,028,736    $ 2,002,779
   Net loss from continuing operations....      (1,289,639)    (1,470,393)
   Basic and diluted loss per share:......  $         (.40)   $      (.45)
                                            ==============    ============

(4)PROPERTY AND EQUIPMENT:

   Property and equipment consist of the following as of December 31, 1998 and 1997:

                                                       1998       1997

   Furniture and fixtures.................       $    21,668  $    3,588
   Office equipment.......................           225,289     161,080
   Dry cleaning machinery and equipment...           347,492         -0-
   Vehicles...............................            52,392         -0-
   Leasehold improvements.................            67,763       2,013
                                                  ----------   ---------
                                                    714,604      166,681
   Less -- Accumulated depreciation.......         (154,368)    (75,719)
                                                   ---------     ------

                                                   $ 560,236  $   90,962
                                                    ========  ==========

    Depreciation expense for continuing operations was $78,649 and $29,046 in 1998 and 1997, respectively.

(5) NOTES PAYABLE:

   In connection with the acquisitions of dry cleaning businesses, the Company issued notes payable to the sellers aggregating $1,063,507. The notes bear interest at 10% per annum and have maturities ranging from two to seven and one half years. As discussed in Note 3, the former owners of Ultimate Cleaners, Inc. have demanded acceleration and full payment of the note. This note has been classified as a current liability as of December 31, 1998.

   The notes are secured by the assets purchased, but are subordinated to the bank financing discussed below. Principal repayments are due as follows:

                          1999                              $ 931,807
                          2000                                 20,032
                          2001                                 22,129
                          2002                                 24,447
                          2003                                 20,001
                                                           -----------
                         Total                             $1,018,416
                                                           ===========



   During 1998, the Company financed a directors and officers insurance policy aggregating $34,986. The note required an initial payment of $10,000 and the remaining balance of $24,986 payable over nine months at an interest rate of 9.75%.

   Subsequent to year end, United obtained a $200,000 line of credit from a bank. The line, which is primarily secured by all of its assets, bears interest at the prime lending rate less one-half percent. The line is further secured by the assignment of personal assets by a Certain Executive Officer.

(6)   INCOME TAXES:

    The provision (benefit) for income taxes relating to continuing operations for the years ended December 31, 1998 and 1997 consists of the following:

                                                     1998          1997
                                                   -------      ----------
Current:
Federal.........................................$ (154,790)      $51,000
State  .........................................        -0-       36,000
                                                  ---------     ---------
                                                  (154,790)       87,000
Deferred:
Federal .........................................       -0-     (200,176)
State.....................................              -0-     (139,106)
                                                  ---------     ---------
                                                 $ (154,790)   $(252,282)
                                                 ==========    =========

      At December 1998 and 1997, the Company had a current deferred tax asset of $403,900 and $114,000, and a deferred tax liability of $3,000 and $8,000, respectively. The deferred tax asset is reduced by a valuation allowance of $403,900 and $114,000, respectively as of December 1998 and 1997. The deferred tax asset is primarily related to the allowance for doubtful accounts of $27,000 and $103,000 as of December 31, 1998 and 1997 and net operating loss carryforward of $372,000 and $0 as of December 31, 1998 and 1997, while the deferred tax liability is primarily related to depreciation and amortization.

      Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforward and the timing of the reversal of other temporary differences. As of December 31, 1998 and 1997, full valuation allowances have been provided against the net deferred tax asset.

      The following is a reconciliation of the statutory Federal income tax rate to the effective rate as a percentage of income before benefit for income taxes as reported in the consolidated financial statements for the years ended December 31, 1998 and 1997:

                                                     1998             1997
                                                     ----           --------

U.S. Federal income tax rate ...................     (34%)             (34%)
State income taxes, net of Federal
  tax benefit...................................        0                6
Non-deductible expenses ........................        2                3
Net operating loss for which no tax benefit
   is currently available.......................       19               17
Valuation allowance.............................       (0)              (6)
                                                -----------      ----------
Effective income tax rate ......................      (13%)            (14%)
                                                  ========         ========

(7)RELATED PARTY TRANSACTIONS:

   As of January 1, 1997, the Company had advanced $156,868 to TechTron. During 1998 and 1997, an additional $134,400, and $78,996, respectively, was advanced to TechTron by the Company. The Company has obtained notes from TechTron for all of the advances. The majority of the notes issued in connection with these advances bear interest at a rate of 8%. All notes have been guaranteed by Certain Executive Officers. Payments on the notes are not anticipated in 1999 due to the fact that TechTron does not expect to earn sufficient revenues to make payment.

   In 1998 and 1997, respectively, the Company loaned $350,000 and $35,000 to the Company's President and Chief Operating Officer. The President and Chief Operating Officer executed promissory notes for these advances which are due and payable in full within one year. The notes relating to the 1998 advances bear interest at a rate imputed by the Internal Revenue Service for instruments having a maturity of one or more years (4.33% to 5.58%). The note relating to the 1997 advance bears interest at a rate of 6%. The Company has extended the term of the initial note to be payable prior to December 31, 2000.

       The Company and Alpha had entered into a consulting and services agreement. This agreement was essentially identical to the Company's agreement with the Bronx Facility. The Bronx Facility agreement entitled the Company to $240,000 per year for services rendered. During 1997, the Company recorded $680,000 of revenue related to this agreement ($480,000 of which relates to prior years not previously recorded due to realization uncertainties). In addition, the Company provided equipment and supplies to the Bronx Facility approximating $261,000 at no margin for the year ended December 31, 1997. The consulting and services agreement was terminated during 1997.

   In 1994, the Company provided certain financing to UMDC and its owners at a designated prime rate less 1%. In December 1995, Certain Executive Officers acquired 50% of the common stock of UMDC and along with the Company, guaranteed certain bank credit facilities. In addition, the Company provided equipment and supplies to UMDC aggregating $1,048,841 through December 31, 1997 at no margin.

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

   Under the terms of the Purchase Agreement, Beth Israel Medical Center applied for approval from the New York State Department of Health (the "NY Approval") to operate the in-center dialysis facility currently operated by UMDC. In connection with any grant of the NY Approval, which is currently expected to occur in the second quarter of 1999, RRI is expected to pay additional amounts aggregating approximately $3,810,000, less the net value of certain current assets to be retained by UMDC.

   The Company and Certain Executive Officers previously guaranteed certain bank debt of UMDC, of which approximately $628,000 was outstanding as of the date of the First RRI Closing. The Company previously loaned monies to and incurred additional non-bank liabilities on behalf of UMDC and certain of its shareholders, of which approximately $3,452,000 was outstanding as of the date of the First RRI Closing. Further, as of the date of the sale, UMDC owed the Company approximately $1,389,000 in various accrued consulting and service fees. At the time of the First RRI Closing, the Company received approximately $2,665,000 from UMDC. In 1998, the Company received additional payments aggregating $310,000 from UMDC subsequent to the First RRI Closing. Through December 31, 1998 the Company has not recorded certain transactions relating to the above approximating $1,866,000 due to realization uncertainties.

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

   No assurance can be given that the NY Approval will be granted or that the transactions contemplated by the RRI Purchase Agreement or the RRI Consulting Agreement will otherwise be consummated. As of December 31, 1998, there are no net amounts due the Company from UMDC as the Company has not recorded certain transactions due to realization uncertainties. In the event of a breach of covenant not to compete, no assurance can be given that Certain Executive Officers will not incur costs, expenses, liabilities or damages which are subject to indemnity by the Company in connection with the RRI Purchase Agreement or any covenant not to compete.

   As of December 31, 1998 and 1997, $(115,681) and $74,878, respectively, was (payable to) due from Alpha. At December 31, 1998 and 1997, $4,083 and $64,350, respectively, was due from CDBI. The company had a consulting and services agreement with CDBI. The CDBI agreement provided for payments of $20,000 per month. However, there was inadequate cash flow to pay $200,000 in consulting fees due from CDBI which have not been recorded by the Company due to realization uncertainties. For the year ended December 31, 1997, the Company recorded revenues of $941,000 from Alpha, $62,000 from CDBI and $794,000 from UMDC, of which an aggregate of approximately $800,000 was not recorded in prior periods due to realization uncertainties attributable to services, equipment and supplies. In 1998, the Company recorded $310,000 in additional revenue related to payments from UMDC subsequent to the first RRI Closing not previously recorded due to realization uncertainties. Amounts (payable to) due from Alpha and CDBI are included in accounts payable in the accompanying balance sheets.

(8)COMMITMENTS:

   EMPLOYMENT AGREEMENTS -- In 1994, the Company entered into compensation agreements with its Chairman, President and Corporate Medical Director. The agreements with the Chairman and President have initial terms of five years and are extended automatically after the first year and thereafter unless such extensions are terminated by the Board of Directors. The Corporate Medical Director's agreement has a term of one year. These agreements provide for minimum aggregate compensation of $661,000 in 1999, $550,000 in 2000, $550,000 in 2001, $550,000 in 2002 and $550,000 in 2003. Each of the individuals may receive bonuses as determined by the Board of Directors, except the President whose bonus is equal to 10% of the Company's pretax income in excess of the prior year's pretax income, limited to $100,000. The Corporate Medical Director received a $25,000 bonus for 1997; no other such bonuses were paid for 1998 or 1997. Compensation paid to the Chairman, President and Corporate Medical Director aggregated $604,884 and $534,000 in 1998 and 1997, respectively.

   LEGAL -- The Company is engaged in certain legal proceedings incidental to its normal course of business activities. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations. See Note (3) regarding current legal proceedings.

   BENEFIT PLAN -- The Company maintains a 401(k) profit sharing plan. The Company matches 10% of the employees' contributions up to 6% of base pay. Company contributions were $2,109 and $3,771 in 1998 and 1997, respectively.

   LEASE AGREEMENTS -- Future minimum rental commitments for an office space operating lease at December 31, 1998 are:$20,000 in 1999. The current lease expires in March 1999. The Company does not expect to renew its lease and is currently negotiating a lease for approximately 3,500 square feet of office space with a base annual rent of approximately $70,000. This new lease would expire January 31, 2006. Rent expense relating to continuing operations was $238,406 and $83,320 for the years ended December 31, 1998 and 1997, respectively. The increase of $155,086 is primarily due to the assumption of leases in connection with the Company's acquisition of dry cleaning stores. Lease commitments for the dry cleaning stores provide for minimum payments aggregating $223,933 in 1999, $215,636 in 2000, $181,130 in 2001, $152,491 in
2002 and $35,358 in 2003.

(9)CAPITAL STOCK:

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

   During 1996, the Company became obligated to issue five-year warrants to purchase 210,000 shares of its common stock to service providers at exercise prices ranging from $3.00 to $4.25 per share. In October 1997, the Company repriced and reissued certain of these warrants to purchase 60,000 shares of its common stock to an exercise price of $1.15625. The Company recorded $60,000 in expense related to this repricing in selling, general and administrative expenses in the accompanying consolidated statement of operations for 1997. Accordingly, common stock was increased by $60,000 for the year ended December 31, 1997.

     The Company adopted the 1994 Long-Term Incentive Award Plan under which shares of the

Company's common stock as well as incentive and non-qualified stock options to purchase the Company's common stock and stock appreciation rights may be awarded or granted to senior executives. The Company has reserved 300,000 shares of its common stock for this plan. The plan terminates in 2004. The Company has also adopted a Directors' Stock Option Plan under which each nonemployee director will annually receive nonqualified stock options to purchase 10,000 shares of the Company's common stock which commenced July 1, 1994. The exercise price of the options will be the fair market value of the Company's common stock at the date of grant. The Company has reserved 200,000 shares of its common stock for this plan.

      In the first quarter of 1997, the Board of Directors of the Company adopted the Continental Choice Care, Inc. 1997 Equity Incentive Plan (the "1997 Plan"), a broad-based employee equity incentive plan. The Board of Directors reserved 1,250,000 shares of the Company's common stock and granted options to acquire 296,225 shares of the Company's common stock to officers and employees of the Company. All options under the 1994 Long- Term Incentive Award Plan were repriced by the Board of Directors in February 1997 to $1.875 per share or 100% of fair market value of the Company's common stock at the repricing date.

   In the first quarter of 1999, the Board of Directors of the Company awarded 30,000 shares of common stock to a non-employee Director of the Company. The Director was also granted options to acquire an additional 20,000 shares of the Company's common stock at $2.06 per share.
                                                           Weighted  Weighted
                                                Number     Average   Average
                                                    of      Exercise     Fair
                                                 Shares        Price   Value

Options outstanding December 31, 1996
   (190,000 exercisable)...................    210,000        4.55
   Granted.................................    826,600        1.69       1.45
   Canceled................................   (150,000)       5.25       3.89
                                              ---------
Options outstanding December 31, 1997
   (631,600 exercisable)...................    886,600        1.93

   Granted.................................     541,500       1.46        1.07
                                             ----------
Options outstanding December 31, 1998
   (1,428,100 exercisable).................   1,428,100       1.76
                                              ---------

                                          Weighted       Weighted
 Range of                Number            Average        Average
 Exercise              Outstanding        Remaining      Exercise
  Prices               at 12/31/98          Life           Price
-----------           ------------        ---------      --------
$1.00-$1.44              705,000             9.0           $1.35
$1.75-$2.00              663,100             7.7            1.88
$3.88-$5.88               60,000             6.5            5.17
-----------           ------------        ---------      --------
$1.00-$5.88            1,428,100             8.3           $1.76





      In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" , the fair market value of option grants is estimated on the date of grant using the Black-Scholes option- pricing model for pro forma footnote purposes with the following weighted average assumptions used for grants in all years: dividend yield of 0%, risk-free interest rate of approximately 6% and expected option life of 5 to 10 years. Expected volatility was assumed to be 57% and 85% in 1998 and 1997, respectively.

      As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

                                                      1998          1997
                                                      ----          ----

Net (loss) income as reported.............      $ (781,988)      $1,324,229

Estimated fair value of the year's option
   grants, net of tax as applicable.......         586,824        1,354,772
                                             --------------      ----------
Net loss adjusted.........................     $(1,368,812)     $   (30,543)
                                               ============     ===========
Adjusted net loss per share...............     $      (.42)     $      (.01)
                                               ============     ============

      This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years if additional options are granted and amortized ratably over the vesting period.

(10) SUBSEQUENT EVENT.

     On February 5, 1999, the Company and TelaLink Network, Ltd., a privately held Delaware corporation ("TelaLink") executed an Agreement and Plan of Merger ("Merger Agreement") to merge the two companies in a stock-for-stock transaction (the "Merger") to be accounted for under the purchase method of accounting.

    TelaLink is a telecommunications company which was formed for the purpose of acquiring, consolidating and operating rural telephone companies known as rural local exchange carriers ("RLECs").

    Prior to December 1998, TelaLink conducted no substantive operations. In that month, TelaLink acquired substantially all of the operating assets of an RLEC located in West Virginia. The RLEC operates approximately 1,550 access lines and employs three full time employees. The purchase price for the assets of the RLEC was approximately $4,500,000. TelaLink obtained debt financing from the Rural Telecommunications Financing Corporation ("RTFC") for approximately $3,000,000 of the purchase price. For the fiscal year ended December 31, 1997, the RLEC reported earnings before interest expense, taxes, depreciation and amortization of approximately $397,000 on reported revenues of approximately $1,059,000.

      Under the terms of the Merger Agreement, TNL Acquisition Corp. ("TNLAC") , a wholly-owned subsidiary of the Company, will merge with TelaLink. TNLAC will be the surviving entity. Management expects that TNLAC will change its name to "TelaLink Network, Ltd." promptly following the Merger. The Merger Agreement requires the Company to issue 1,640,000 shares of its common stock of which 1,540,000 will be issued directly to the holders of the capital stock of TelaLink. The remaining 100,000 shares to be issued in the Merger will be returned to the Company's treasury immediately following the Merger. The Company is also required to issue 1,540,000 shares into an escrow at the closing. If the Merger is completed and the Company meets certain financial goals described in the Merger Agreement before January 1, 2001 (subject to extension to June 30, 2001 under certain circumstances), the holders of TelaLink common stock will receive 900,000 shares of the Company's common stock, of which 640,000 will be escrowed shares and 260,000 of which will be newly issued shares. If the Company meets certain alternative financial goals within the same time period, the remaining 900,000 shares of the Company's common stock will be released from the escrow. The release of the first group of shares is not contingent on the release of the second group, and the release of the second group of shares in the escrow is not contingent on the release of the first. As a result, the aggregate number of shares of common stock which the company will issue in connection with the Merger will be either 1,540,000, 2,440,000 or 3,340,000 depending upon whether certain post-Merger financial goals are attained.

      In anticipation of the Merger, the Company expects to loan $850,000 to a company, TelaLink Acquisition Corp. ("Loan Co"), which holds 250,000 shares of TelaLink Series A Preferred Stock. $600,000 of that amount will be loaned to TelaLink by LoanCo. Simultaneously with the Merger, the Company will acquire all of the outstanding capital stock of LoanCo in consideration of 150,000 shares of the Company's common stock. In addition, the Company has agreed to loan up to $400,000 to TelaLink pending completion of the Merger.

                                  SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONTINENTAL CHOICE CARE, INC.


Date: _________, 1999             By: /s/   Alvin S. Trenk
                                     -----------------------------
                                     Alvin S. Trenk, Chairman

      In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        Signature        Capacity in Which Signed              Date


/s/     Alvin S. Trenk        Chairman &Director              ________,1999
--------------------------    (Principal Executive
Alvin S. Trenk                Officer)

/s/    Steven L. Trenk        President                       ________,1999
---------------------------   Chief Operating Officer
Steven L. Trenk               Director

/s/  Martin G. Jacobs, M.D.   Corporate Medical Director      ________,1999
---------------------------  & Director
Martin G. Jacobs, M.D.

/s/    Stanley B. Amsterdam   Director                        ________,1999
----------------------------
Stanley B. Amsterdam


/s/    Jeffrey B. Mendell     Director                        ________,1999
----------------------------
Jeffrey Mendell


/s/    Mark N. Raab           Chief Financial Officer         ________,1999
----------------------------  (Principal Financial Officer)
Mark N. Raab