Form 10KSB40/A
period 1998-12-31
CONTINENTAL CHOICE CARE INC
filed 1999-04-29
CIK 922488

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB/A

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act
                                    Of 1934
                  for the fiscal year ended December 31, 1998
                                       Or
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
                                  Act Of 1934
             for the transition period from_________ to ___________

                         Commission File No. 0-245424

                         Continental Choice Care, Inc.
                 (Name of small business issuer in its charter)

           New Jersey                                       22-3276736
(State or other jurisdiction of                          (I.R.S. Employer
  corporation or organization                            Identification No.)


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

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

State issuer's revenues for its most recent fiscal year: $1,299,024
As of February 9, 1999, 3,267,500 common shares were outstanding, and the aggregate market value of the common shares of Continental Choice Care, Inc. held by non-affiliates was approximately $3,847,500.

                      Documents Incorporated By Reference

             Document Incorporated                   Part of Report
                  By Reference                   Into Which Incorporated
                  ------------                   -----------------------

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

     In anticipation of the Merger, the Company expects to loan up to a total of $1,250,000 to TelaLink and its affiliates. Of the $1,250,000, $850,000 is to be loaned to TelaLink Acquisition Corp. ("LoanCo") and $400,000 was loaned to TelaLink. To date, only the $400,000 to TelaLink has been advanced. These funds are to provide working capital to TelaLink. This advance has been recorded on TelaLink's books as a note payable to the Company and has been recorded on the Company's books as a note receivable. If the merger is closed, both the note receivable and payable will convert to intercompany due to/from accounts and eliminate through intercompany consolidation entries.

     If the Company advances the remaining $850,000 to LoanCo., the Company will record an $850,000 note receivable from LoanCo. At the time of the merger, the Company will acquire all of the outstanding stock of LoanCo in consideration for 150,000 shares of the Company's Common Stock. Accordingly, both the note receivable will convert to an intercompany due from account and eliminate through intercompany consolidation. The Company will record the acquisition of LoanCo under the purchase method of accounting. Of the $850,000, $250,000 will be paid by LoanCo to Benchmark as repayment of amounts previously advanced by Benchmark to LoanCo. The remaining $600,000 is expected to be advanced by LoanCo to TelaLink. TelaLink is expected to use these funds to pay existing accounts payable of TelaLink. If the merger is not closed, the loans will be due and payable April, 2000. If the merger is closed, the loans will eliminate through intercompany consolidation.

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

Item 4.  Submission of Matters to a Vote of Security Holders

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


                         Common Stock         Warrants            Units
Three months ended          (CCCI)             (CCCIW)           (CCCIU)
------------------          ------             -------           -------

                       High        Low      High     Low      High       Low
                      ------     -------    ----     ----    ------    -------

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

Item 6.  Management's Discussion and Analysis

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

Item 7.  Financial Statements

     The response to this item is submitted in a separate section of this report commencing on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     No change in accountants or disagreement requiring disclosure pursuant to applicable regulations took place within the Company's two most recent fiscal years or in any subsequent interim period.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Sections 16 (c) of the Exchange Act

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

Item 11.  Securities Ownership of Certain Beneficial Owners and Management

     The material contained in "Security Ownership of Certain Beneficial Owners," "Election of Directors," and "The Board of Directors and Executive Officers" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 1999 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

Item 12.  Certain Relationships and Related Transactions

     The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 1999 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

PART IV

Item 13.  Exhibits and Reports on Form 8-K

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

                         CONTINENTAL CHOICE CARE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                ----------------

                                                                       Page
                                                                       ----

Report of Independent Public Accountants............................... F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1998 and
      1997............................................................. F-3

     Consolidated Statements of Operations for the Years
      Ended December 31,1998 and 1997.................................. F-4

     Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1998 and 1997........................... F-5

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1998 and 1997....................................... F-6

     Notes to Consolidated Financial Statements........................ F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

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



                              ARTHUR ANDERSEN LLP



Roseland, New Jersey
February 15, 1999

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        as of December 31, 1998 and 1997

ASSETS                                                                         1998         1997
                                                                               ----         ----
Current Assets:
Cash and cash equivalents including restricted cash of
  $250,000 in 1997........................................................   $3,058,676  $  406,909
Investments in U.S. Government securities.................................    1,991,658   3,595,438
Accounts receivable, less allowance for doubtful accounts of $67,000
  in 1998 and $257,000 in 1997............................................       60,295     197,133
Amounts due from consulting customers.....................................          -0-   2,805,105
Amounts due from officer..................................................      385,000      35,000
Other current assets......................................................      202,295     548,609
                                                                             ----------  ----------
 Total current assets.....................................................    5,697,924   7,588,194
Amounts due from affiliates...............................................      370,264     235,864
Property and equipment, at cost, less accumulated depreciation............      560,236      90,962
Goodwill and other intangibles, less accumulated amortization of $67,943..    1,306,352         -0-
Other assets..............................................................       17,581     139,295
                                                                             ----------  ----------
                                                                             $7,952,357  $8,054,315
                                                                             ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable..........................................................   $  423,415  $  670,540
Accrued expenses..........................................................      984,976     964,100
Current portion of notes payable..........................................      931,807         -0-
Income taxes payable......................................................          -0-      87,000
                                                                             ----------  ----------
 Total current liabilities................................................    2,340,198   1,721,640
                                                                             ----------  ----------

Notes payable, less current portion.......................................       86,609         -0-
                                                                             ----------  ----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock 5,000,000 shares authorized, none issued or outstanding...         -0-          -0-
Common stock, no par value, 10,000,000 shares authorized,
 3,237,500 shares issued and outstanding at December 31, 1998 and 1997....   5,524,561    5,524,561
Retained earnings.........................................................         989      782,977
Unrealized gain on investments............................................         -0-       25,137
                                                                            ----------   ----------
 Total stockholders' equity...............................................   5,525,550    6,332,675
                                                                            ----------   ----------
                                                                            $7,952,357   $8,054,315
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

                                                                        1998        1997
                                                                        ----        ----
Revenues from continuing operations:

  Consulting services............................................... $  333,324   $   83,331
  Dry cleaning services.............................................    965,700          -0-
                                                                     ----------   ----------
                                                                      1,299,024       83,331
                                                                     ----------   ----------

Costs of services...................................................    678,761          -0-
General and administrative expenses.................................  2,021,662    1,939,187
Depreciation and amortization.......................................    121,421       29,046
Interest expense....................................................     57,876        1,178
Interest income.....................................................   (343,444)     (57,947)
                                                                     ----------   ----------
  Total costs and expenses..........................................  2,536,276    1,911,464
                                                                     ----------   ----------

Loss before benefit for income taxes................................ (1,237,252)  (1,828,133)

Benefit for income taxes............................................   (154,790)    (252,282)
                                                                     ----------   ----------

Loss from continuing operations..................................... (1,082,462)  (1,575,851)
                                                                     ----------   ----------

Discontinued operations (Note 1):
  Income from discontinued operations (less applicable income
   taxes of $154,790 in 1998 and $208,275 in 1997)..................    300,474    1,300,967
  Gain on sale of discontinued operations (less applicable income
   taxes of $256,007 in 1997).......................................        -0-    1,599,113
                                                                     ----------   ----------
Income from discontinued operations.................................    300,474    2,900,080
                                                                     ----------   ----------

  Net (loss) income.................................................  $(781,988)  $1,324,229
                                                                     ==========   ==========

Basic and diluted (loss) income per share:
  Continuing operations............................................. $     (.33)  $     (.49)
  Discontinued operations...........................................        .09          .90
                                                                     ----------   ----------
  Net (loss) income per share....................................... $     (.24)  $      .41
                                                                     ==========   ==========

Basic and diluted weighted average shares outstanding...............  3,237,500    3,237,500
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


                                         Accumulated
                                            Other                                              Total
                               Common   Comprehensive       Retained                       Comprehensive
                               Stock       Income           Earnings           Total           Income
                               -----       ------           --------           -----           ------
Balance,
   December 31,1996
                             $5,524,561   $    -0-        $(541,252)        $4,983,309
                             ----------   ----------      ----------        ----------
Net income                                                1,324,229          1,324,229        $1,324,229
                                                                                              ----------
Other comprehensive
   income:

Unrealized gain on
   investments                               25,137                             25,137            25,137
                                                                                              ----------

Total comprehensive
   income                                                                                     $1,349,366
                                                                                              ==========
Balance,
   December 31,1997           5,524,561      25,137         782,977          6,332,675
                              ---------    --------        --------          ---------
Net loss                                                   (781,988)          (781,988)        $(781,988)

Other comprehensive
   income:

Realized gain on
   investments                              (25,137)                           (25,137)          (25,137)
                                                                                                 --------
Total comprehensive
   income                                                                                      $(807,125)
                                                                                               =========
Balance,
   December 31,1998
                             $5,524,561   $    -0-         $    989         $5,525,550
                             ==========   ==========       ========         ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1998 and 1997

                                                                        1998         1997
                                                                     ----------  ------------
Cash Flows From Operating Activities:
  Net (loss) income................................................  $(781,988)  $ 1,324,229
  Adjustments to reconcile net (loss) income to net cash
  used in operating activities --
  Depreciation and amortization....................................    146,592        29,046
  Provision for doubtful accounts..................................     61,207        99,401
  Expense related to warrants......................................        -0-        60,000
  Income from discontinued operations, net.........................   (300,474)   (1,300,967)
  Gain on sale of discontinued operations, net.....................        -0-    (1,599,113)
  Decrease in deferred taxes, net..................................        -0-       125,000
  Decrease in accounts receivable..................................     75,631       692,829
  Decrease (increase) in other assets..............................    503,028      (544,876)
  Increase in amounts due from affiliates..........................   (134,400)      (78,996)
  Decrease in accounts payable.....................................   (247,125)     (738,399)
  Increase in accrued expenses.....................................     20,876       352,757
  (Decrease) increase in income taxes payable......................    (87,000)       38,061
                                                                     ---------   -----------
   Net cash used in operating activities of continuing operations..   (743,653)   (1,541,028)
   Net cash provided by discontinued operations....................    159,549       828,674
                                                                     ---------   -----------
Net cash used in operating activities..............................   (584,104)     (712,354)
                                                                     ---------   -----------
Cash Flows From Investing Activities:
  Purchases of dry cleaning businesses.................               (594,000)          -0-
  Proceeds from sale of discontinued operations........                    -0-     2,620,000
  Amounts loaned or advanced to consulting customers...                    -0-    (2,350,547)
  Amounts repaid by consulting customers...............              2,805,105     3,040,315
  Purchases of U.S. Government securities..............            (10,635,707)   (3,570,301)
  Proceeds from sale of U.S. Government securities.....             12,239,487           -0-
  Purchases of property and equipment..................               (183,923)       (3,258)
  Amounts due from officer.............................               (350,000)      (35,000)
                                                                     ---------    ----------
Net cash provided by (used in) investing activities ...              3,280,962      (298,791)
                                                                     ---------    ----------
Cash Flows From Financing Activities:
  Principal payments on notes payable.                                 (45,091)          -0-
                                                                     ---------    ----------

Net increase (decrease) in cash and cash equivalents...              2,651,767    (1,011,145)
  Cash and cash equivalents, beginning of year.........                406,909     1,418,054
                                                                    ----------   -----------
  Cash and cash equivalents, end of year...............             $3,058,676   $   406,909
                                                                    ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for income taxes............            $   63,174   $    26,674
                                                                    ==========   ===========
  Cash paid during the year for interest................            $   57,876   $     1,178
                                                                    ==========   ===========
Non-Cash Investing and Financing Activities:
  Notes payable issued in connection with acquisitions..            $1,063,507   $       -0-
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

     Revenue Recognition -- Revenue is recognized upon the performance of services or shipment of equipment and supplies. Consulting services provided as well as equipment and supplies sold to related parties are recorded once management has determined that collection is probable.

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

     In March, 1998, the Accounting Standards Executive Committee issued SOP 98-
1. "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." TIHS SOP requires that computer software costs that are incurred in the preliminary project stage be expensed as incurred and that criteria be met before capitalization of costs to develop or obtain internal use computer software. Adoption of the SOP is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements.

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

                                             Fiscal Year
                                             -----------
                                           1998          1997
                                       -----------   -----------
Revenues.............................  $ 2,028,736   $ 2,002,779
Net loss from continuing operations..   (1,289,639)   (1,470,393)
Basic and diluted loss per share:....  $      (.40)  $      (.45)
                                       ===========   ===========

(4)  Property and equipment:

     Property and equipment consist of the following as of December 31, 1998 and 1997:

                                             1998       1997
                                             ----       ----

  Furniture and fixtures................  $  21,668   $  3,588
  Office equipment......................    225,289    161,080
  Dry cleaning machinery and equipment..    347,492        -0-
  Vehicles..............................     52,392        -0-
  Leasehold improvements................     67,763      2,013
                                          ---------   --------
                                            714,604    166,681
  Less -- Accumulated depreciation......   (154,368)   (75,719)
                                          ---------   --------

                                           $560,236    $90,962
                                           ========    =======

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

     The notes are secured by the assets purchased, but are subordinated to the bank financing discussed below. Principal repayments are due as follows:

                    1999     $  931,807
                    2000         20,032
                    2001         22,129
                    2002         24,447
                    2003         20,001
                             ----------
                    Total    $1,018,416
                             ==========

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

(6)  Income taxes:

     The provision (benefit) for income taxes relating to continuing operations for the years ended December 31, 1998 and 1997 consists of the following:

                                        1998        1997
                                        ----        ----
Current:
Federal............................. $(154,790)  $  51,000
State...............................       -0-      36,000
                                     ---------   ---------
                                      (154,790)     87,000

Deferred:
Federal.............................       -0-    (200,176)
State...............................       -0-    (139,106)
                                     ---------   ---------
                                     $(154,790)  $(252,282)
                                     =========   =========

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

     The following is a reconciliation of the statutory Federal income tax rate to the effective rate as a percentage of income before benefit for income taxes as reported in the consolidated financial statements for the years ended December 31, 1998 and 1997:

                                                1998    1997
                                               ------  ------
U.S. Federal income tax rate.................   (34%)   (34%)
State income taxes, net of Federal
  tax benefit................................     0       6
Non-deductible expenses......................     2       3
Net operating loss for which no tax benefit
  is currently available.....................    19      17
Valuation allowance..........................    (0)     (6)
                                                -----   -----
Effective income tax rate                       (13%)   (14%)
                                                =====   =====

(7)  Related party transactions:

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

(8)  Commitments:

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

(9)  Capital stock:

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


                                                                       Weighted               Weighted
                                                   Number               Average                Average
                                                     Of                Exercise                 Fair
                                                   Shares                Price                  Value
                                                -------------        -------------         --------------
Options outstanding December 31, 1996
 (190,000 exercisable).........................    210,000               4.55
 Granted.......................................    826,600               1.69                    1.45
 Canceled......................................   (150,000)              5.25                    3.89
                                                  ---------
Options outstanding December 31, 1997
 (631,600 exercisable).........................    886,600               1.93
 Granted.......................................    541,500               1.46                    1.07
                                                  ---------
Options outstanding December 31, 1998
 (1,428,100 exercisable).......................  1,428,100               1.76
                                                 ---------

                                                  Weighted                  Weighted
           Range of             Number             Average                   Average
           Exercise           Outstanding         Remaining                 Exercise
            Prices            at 12/31/98           Life                     Price
           --------           -----------         ---------                 --------
           $1.00-$1.44          705,000              9.0                     $1.35
           $1.75-$2.00          663,100              7.7                      1.88
           $3.88-$5.88           60,000              6.5                      5.17
           -----------         --------            -------                 ----------
           $1.00-$5.88        1,428,100              8.3                     $1.76

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair market value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes with the following weighted average assumptions used for grants in all years: dividend yield of 0%, risk-free interest rate of approximately 6% and expected option life of 5 to 10 years. Expected volatility was assumed to be 57% and 85% in 1998 and 1997, respectively.

     As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

                                                 1998          1997
                                                 ----          ----

Net (loss) income as reported.             $   (781,988)   $1,324,229

Estimated fair value of the year's option
  grants, net of tax as applicable...           586,824     1,354,772
                                           ------------    ----------
Net loss adjusted....................      $ (1,368,812)   $  (30,543)
                                           ============    ==========
Adjusted net loss per share..........      $       (.42)   $     (.01)
                                           ============    ==========

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

     In anticipation of the Merger, the Company expects to loan up to a total of $1,250,000 to TelaLink and its affiliates. Of the $1,250,000, $850,000 is to be loaned to TelaLink Acquisition Corp. ("LoanCo") and $400,000 was loaned to TelaLink. To date, only the $400,000 to TelaLink has been advanced. These funds are to provide working capital to TelaLink. This advance has been recorded on TelaLink's books as a note payable to the Company and has been recorded on the Company's books as a note receivable. If the merger is closed, both the note receivable and payable will convert to intercompany due to/from accounts and eliminate through intercompany consolidation entries.

     If the Company advances the remaining $850,000 to LoanCo., the Company will record an $850,000 note receivable from LoanCo. At the time of the merger, the Company will acquire all of the outstanding stock of LoanCo in consideration for 150,000 shares of the Company's Common Stock. Accordingly, both the note receivable will convert to an intercompany due from account and eliminate through intercompany consolidation. The Company will record the acquisition of LoanCo under the purchase method of accounting. Of the $850,000, $250,000 will be paid by LoanCo to Benchmark as repayment of amounts previously advanced by Benchmark to LoanCo. The remaining $600,000 is expected to be advanced by LoanCo to TelaLink. TelaLink is expected to use these funds to pay existing accounts payable of TelaLink. If the merger is not closed, the loans will be due and payable April, 2000. If the merger is closed, the loans will eliminate through intercompany consolidation.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONTINENTAL CHOICE CARE, INC.


Date: _________, 1999           By:   /s/Alvin S. Trenk
                                      -----------------
                                      Alvin S. Trenk, Chairman

     In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature           Capacity in Which Signed       Date
     ---------           ------------------------       ----

/s/  Alvin S. Trenk        Chairman &Director                       ,1999
-------------------        (Principal Executive
Alvin S. Trenk             Officer)

/s/  Steven L. Trenk       President                                ,1999
--------------------       Chief Operating Officer
Steven L. Trenk            Director

/s/ Martin G. Jacobs, M.D. Corporate Medical Director               ,1999
-------------------------- & Director
Martin G. Jacobs, M.D.

/s/  Stanley B. Amsterdam  Director                                 ,1999
-------------------------
Stanley B. Amsterdam

/s/  Jeffrey B. Mendell    Director                                 ,1999
-----------------------
Jeffrey Mendell

/s/  Mark N. Raab          Chief Financial Officer                  ,1999
-----------------          (Principal Financial Officer)
Mark N. Raab