Form 10QSB
period 1999-04-30
CONTINENTAL CHOICE CARE INC
filed 1999-05-17
CIK 922488

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                                -------------------------

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File Number            0-24542
                        -----------------------------

                         CONTINENTAL CHOICE CARE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

      NEW JERSEY                                                 22-3276736
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

   35 AIRPORT ROAD
MORRISTOWN,NEW JERSEY                                               07960
----------------------------------------                     -------------------
(Address of Principal Executive Offices)                          Zip Code

Registrant's Telephone Number, Including Area Code             (973) 898-9666
                                                  ------------------------------

                                     N.A.
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report:
           Former Address 25-B Vreeland Road, Florham Park, NJ 07932
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


   Yes    X         No
      ---------      -----------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

   Yes _________    No _________

Applicable only to corporate issuers.

Shares outstanding as of May 12, 1999
3,267,500 shares of common stock, no par value.

Transitional Small Business Disclosure Format:   Yes             No     X
                                                    -----------    -----------

                 Continental Choice Care, Inc. and Subsidiaries
                                  Form 10-QSB
                                 March 31, 1999

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

     The consolidated financial statements and accompanying financial information as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form 10-KSB filed with the Securities and Exchange Commission.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

ASSETS                                                    March 31, 1999    Dec. 31, 1998
                                                          --------------    -------------
                                                            (unaudited)
Current Assets:
Cash and cash equivalents...............................   $2,867,700        $3,058,676
Investments in U.S. Government securities...............    1,484,839         1,991,658
Accounts receivable, less allowance for doubtful
 accounts of $55,000 at March 31, 1999 and $67,000 at
 December 31, 1998......................................      121,636            60,295
Amounts due from officer................................      385,000           385,000
Notes receivable........................................      250,000               -0-
Other current assets....................................      175,841           202,295
                                                           ----------        ----------
  Total current assets..................................    5,285,016         5,697,924
Amounts due from affiliates.............................      393,714           370,264
Property and equipment, at cost, less accumulated
 depreciation of $186,913 at March 31, 1999 and $154,368
 at December 31, 1998...................................      529,982           560,236
Goodwill and other intangibles, less accumulated
 amortization of $97,627 at March 31, 1999 and
 $67,943 at December 31, 1998...........................    1,276,668         1,306,352
Other assets............................................      171,740            17,581
                                                           ----------        ----------
                                                           $7,657,120        $7,952,357
                                                           ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable........................................   $  612,499        $  423,415
Accrued expenses........................................      993,520           984,976
Current portion of notes payable........................      932,265           931,807
Line of credit..........................................       30,000               -0-
                                                           ----------        ----------
  Total current liabilities.............................    2,568,284         2,340,198
                                                           ----------        ----------
Notes payable, less current portion.....................       81,786            86,609
                                                           ----------        ----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none
 issued or outstanding..................................        ---               ---
Common stock, no par value, 10,000,000 shares
 authorized, 3,267,500 shares issued and outstanding
 at March 31, 1999 and 3,237,500 at December 31, 1998...    5,595,061         5,524,561
(Accumulated deficit) retained earnings.................     (588,011)              989
                                                           ----------        ----------
  Total stockholders' equity............................    5,007,050         5,525,550
                                                           ----------        ----------
                                                           $7,657,120        $7,952,357
                                                           ==========        ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                  (Unaudited)

                                                          Three Months Ended March 31,
                                                              1999            1998
                                                         --------------  --------------
Revenues from continuing operation:
   Dry cleaning services...............................     $  430,248      $      -0-
   Consulting services.................................         83,331          83,331
                                                            ----------      ----------
                                                               513,579          83,331

Costs of services......................................        321,608             -0-
General and administrative expenses....................        756,283         519,500
Depreciation and amortization..........................         49,852           8,356
Interest expense.......................................         24,761             495
Interest income........................................        (49,925)        (99,530)
                                                            ----------      ----------
   Total costs and expenses                                  1,102,579        (428,821)

Benefit for income taxes...............................            -0-         (20,038)
                                                            ----------      ----------

Loss from continuing operations........................       (589,000)       (325,452)
                                                            ----------      ----------

Income from discontinued operations, less applicable
   income taxes of $-0- in 1999 and $34,430 in 1998....            -0-         556,975
                                                            ----------      ----------

   Net (loss) income...................................       (589,000)        231,523

Retained earnings, beginning of year...................            989         782,977
                                                            ----------      ----------

(Accumulated deficit) retained earnings, end of period      $ (588,011)     $1,014,500
                                                            ----------      ----------

Basic and diluted (loss) income per share:
   Continuing operations...............................     $     (.18)     $     (.10)
   Discontinued operations.............................            -0-             .17
                                                            ----------      ----------
   Net loss per share..................................     $     (.18)     $     (.07)
                                                            ==========      ==========

Basic and diluted weighted average shares outstanding..      3,246,833       3,237,500
                                                            ==========      ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended March 31,
                                                                       1999            1998
                                                                  --------------  --------------
                                                                   (unaudited)     (unaudited)
Cash Flows From Operating Activities:
   Net (loss) income............................................    $  (589,000)    $   231,523
   Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
   Depreciation and amortization................................         62,229           8,356
   Stock grant issued...........................................         70,500             -0-
   Income from discontinued operations, net.....................            -0-        (556,975)
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable................        (61,341)        110,139
      Increase in other assets..................................       (127,705)        (12,037)
      Increase in amounts due from affiliates...................        (23,450)        (31,000)
      Increase in accounts payable..............................        189,084          73,738
      Increase in accrued expenses..............................          8,544          62,863
      Decrease in income taxes payable..........................            -0-         (13,000)
                                                                    -----------     -----------
Net cash used in operating activities of continuing operations..       (471,139)       (126,393)
                                                                    -----------     -----------

Cash Flows From Investing Activities:
   Issuance of notes receivable.................................       (250,000)            -0-
   Amounts repaid by consulting customers.......................            -0-       3,014,555
   Purchases of U.S. Government securities......................     (1,493,181)     (4,317,167)
   Proceeds from sale of U.S. Government securities.............      2,000,000       1,386,268
   Purchases of property and equipment..........................         (2,291)         (2,405)
                                                                    -----------     -----------
Net cash provided by investing activities.......................        254,528          81,251
                                                                    -----------     -----------

Cash Flows from Financing Activities
   Proceeds from borrowings.....................................         30,000             -0-
   Principal payments on notes payable..........................         (4,365)            -0-
                                                                    -----------     -----------
Net cash provided by financing activities.......................         25,635             -0-
                                                                    -----------     -----------
Net decrease in cash and cash equivalents.......................       (190,976)        (45,142)
Cash and cash equivalents, beginning of year....................      3,058,676         406,909
                                                                    -----------     -----------
Cash and cash equivalents, end of period........................    $ 2,867,700     $   361,767
                                                                    ===========     ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid for income taxes...................................    $     4,141     $    27,017
                                                                    ===========     ===========
   Cash paid for interest.......................................    $     3,140     $       495
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

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Nature of business and discontinued operations:

     In October, 1997, the Company, other than Renal Management Inc. ("RMI"), completed the sale of substantially all of its dialysis related assets to IHS of New York, Inc., a New York corporation ("IHS"). In addition, Alpha Administration Corp. ("Alpha"), the operator of the South Bronx Kidney Center, ("Bronx Facility"), and Continental Dialysis Center of the Bronx, Inc. ("CDBI") sold substantially all of their respective assets to IHS. All of the outstanding common stock of Alpha and CDBI is owned by the Company's Chairman, President and Corporate Medical Director ("Certain Executive Officers"). Prior to the sale, the Company provided consulting and administrative services to Alpha and CDBI. The assets of the Upper Manhattan Dialysis Center, Inc. ("UMDC"), a New York corporation to which the Company also provided consulting and administrative services, were not included in this sale transaction (the "IHS Sale"). The aggregate price paid by IHS at the closing of the IHS Sale was approximately $5,120,000. The $5,120,000 purchase price was allocated $2,620,000 to the Company, $900,000 to Alpha and $1,600,000 to CDBI. Substantially all amounts due the Company by Alpha and CDBI for consulting and administrative fees and other amounts have been paid to the Company. However, as of March 31, 1999, approximately $200,000 of consulting fees due from CDBI had not been recorded due to realization uncertainties.

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

     The operating results and the gain on the disposition of the Company's dialysis-related businesses have been segregated from continuing operations and reported as separate line items in the Consolidated Statements of Operations. Revenues from discontinued operations were $-0-and $310,000 for 1999 and 1998, respectively.


(2)  Income (loss) per share:

     Basic income (loss) per share represents net income (loss) divided by the weighted average shares outstanding. Diluted income (loss) per share represents net income (loss) divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards, if dilutive.

     As of March 31, 1999 and 1998, the basic and dilutive weighted average common shares outstanding were 3,246,833 and 3,237,500 respectively. Common stock equivalents are excluded from basic and diluted net income (loss) per share for both periods because the effect would be antidilutive.


(3)  Related party transactions:

     As of December 31, 1998, the Company had advanced $370,264 to TechTron. During 1999, an additional $23,450 was advanced to TechTron. The Company has obtained notes from TechTron for all of the advances. The majority of the notes issued in connection with these advances bear interest at a rate of 8%. All notes have been guaranteed by Certain Executive Officers. Payments on the notes are not anticipated in 1999 due to the fact that TechTron does not expect to earn sufficient revenues to make payment.

     In 1998 and 1997, respectively, the Company loaned $350,000 and $35,000 to the Company's President and Chief Operating Officer. The President and Chief Operating Officer executed promissory notes for these advances which were due and payable in full within one year. The notes relating to the 1998 advances bear interest at a rate imputed by the Internal Revenue Service for instruments having a maturity of one or more years (4.33% to 5.58%). The note relating to the 1997 advance bears interest at a rate of 6%. The Company has extended the term of the initial note to be payable prior to December 31, 2000.

     As of March 31, 1999 and December 31, 1998, $112,201 and $115,681,
respectively, was payable to Alpha. At March 31, 1999 and December 31, 1998, $8,908 and $4,083, respectively, was due from CDBI. The Company had a consulting and services agreement with CDBI. The CDBI agreement provided for payments of $20,000 per month. However, there was inadequate cash flow to pay $200,000 in consulting fees due from CDBI which have not been recorded by the Company due to realization uncertainties. Amounts payable to Alpha and due from CDBI are included in accounts payable in the accompanying balance sheets.


(4) Commitments and Contingencies:

     The former owners of Ultimate Cleaners, Inc., an Arizona corporation ("Ultimate") who sold United substantially all of its assets, primarily machinery and equipment, have commenced an action against United for nonpayment in connection with the above transaction. The plaintiffs seek to accelerate the promissory note and also foreclose on the assets which it sold to United. Management contests the plaintiff's action and acceleration of the note, and is vigorously defending against the claim and expects to raise counter claims. As a result of this legal action, the note payable balance of $843,675 is reflected as a current liability in the consolidated balance sheets for both periods presented.

(5) Debt.

     The Company has obtained a $200,000 line of credit to provide additional financing for United. As of March 31, 1999, $170,000 of debt availability remained on the line of credit. The line is primarily secured by all of United's assets and is further secured by assets of an equity investor in United. The line of credit bears interest at a rate of 7.25%.


(6) Proposed Merger.

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

     Under the terms of the Merger Agreement, TNL Acquisition Corp. ("TNLAC"), a wholly-owned subsidiary of the Company, will merge with TelaLink. TNLAC will be the surviving entity. Management expects that TNLAC will change its name to "Quorum Communications, Inc." promptly following the Merger. The Merger Agreement requires the Company to issue 1,640,000 shares of its common stock, of which 1,540,000 will be issued directly to the holders of the capital stock of TelaLink. The remaining 100,000 shares to be issued in the Merger will be returned to the Company's treasury immediately following the Merger. The Company is also required to issue 1,540,000 shares into an escrow at the closing. If the Merger is completed and the Company meets certain financial goals described in the Merger Agreement before January 1, 2001 (subject to extension to June 30, 2001 under certain circumstances), the holders of TelaLink common stock will receive 900,000 shares of the Company's common stock, of which 640,000 will be escrowed shares and 260,000 of which will be newly issued shares. If the Company meets certain alternative financial goals within the same time period, the remaining 900,000 shares of the Company's common stock will be released from the escrow. The release of the first group of shares is not contingent on the release of the second group, and the release of the second group of shares in the escrow is not contingent on the release of the first. As a result, the aggregate number of shares of common stock which the company will issue in connection with the Merger will be either 1,540,000, 2,440,000 or 3,340,000 depending upon whether certain post-Merger financial goals are attained.

     In anticipation of the Merger, the Company expects to loan up to a total of $1,250,000 to TelaLink and its affiliates. Of the $1,250,000, $850,000 is to be loaned to TelaLink Acquisition Corp. ("LoanCo") and $400,000 was loaned to TelaLink. Of the $400,000 loaned to TelaLink, $250,000 had been advanced by the Company as of March 31, 1999. The remaining $150,000 was advanced in April 1999. These funds were to provide working capital to TelaLink and have been recorded on TelaLink's books as a notes payable to the Company and on the Company's books as a notes receivable. If the merger is closed, both the notes receivable and payable will convert to intercompany due to/from accounts and eliminate in consolidation.

     If the Company advances the remaining $850,000 to LoanCo., the Company will record an $850,000 note receivable from LoanCo. At the time of the merger, the Company will acquire all of the outstanding stock of LoanCo in consideration for 150,000 shares of the Company's Common stock. Accordingly, the note receivable will convert to an intercompany due from account and eliminate in consolidation. The Company will record the acquisition of LoanCo under the purchase method of accounting. Of the $850,000, $250,000 will be paid by LoanCo to Benchmark Equity Group ("Benchmark") as repayment of amounts previously advanced by Benchmark to LoanCo. The remaining $600,000 is expected to be advanced by LoanCo to TelaLink. TelaLink is expected to use these funds to pay existing accounts payable of TelaLink. If the merger is not consummated, the loans will be due and payable in April 2000. If the merger is consummated, the loans will eliminate in consolidation.


(7) Subsequent Event

     Effective May 15, 1999, the Company entered into a Stock Purchase
Agreement (the "Stock Purchase Agreement") by and among the Company, Pine Tree Telephone and Telegraph Company ("PTTC") and the principal (95%) stockholder of PTTC, whereby the Company will purchase not less than 95% of its issued and outstanding capital stock. PTTC is a telecommunication services provider to areas near Portland, Maine. Subject to regulatory approval and pursuant to the terms of the Stock Purchase Agreement, the Company will acquire all of the outstanding capital stock of PTTC for a purchase price of approximately $30,500,000. The funds to pay the $30,500,000 purchase price are comprised of $915,000 of cash from the Company, expected low-cost loans from industry sources in the expected approximate amount of $19,500,000, and equity financing in the approximate amount of $11,000,000 representing expected proceeds from a new issuance of the Company's capital stock.

     The transaction will be consummated on the first day following the end of the calendar quarter during which the Public Utilities Commission of the State of Maine ("PUC") gives written notification that the transaction has received regulatory approval. Until the Closing and without affecting the purchase price, PTTC may distribute to its stockholders its accumulated cash, certain non-performing assets and any securities held including additional non-regulated, non-operating assets.

     To secure the Company's rights under the Stock Purchase Agreement, the Company has deposited the sum of $915,000 in an escrow account. Such funds shall be treated as a deposit against the purchase price to be paid by the Company to the stockholders of PTTC at Closing, or otherwise in accordance with the Stock Purchase Agreement.

     At the Closing, the purchase price may be increased or decreased by various amounts as provided by the terms in the Stock Purchase Agreement. After giving effect to such adjustments, the Company shall pay the balance of the purchase price less $2,900,000. The Company shall deposit an additional $2,900,000 (the "Closing Escrow") which shall be held in escrow to secure the performance of the obligations of PTTC's principal stockholder. Such funds shall be held in escrow for purposes of adjusting the purchase price up until the first anniversary of the Closing in accordance with the Stock Purchase Agreement.


                      Management's Discussion and Analysis

Results of Operations

   Three Months Ended March 31, 1999 Compared with Three Months Ended March 31, 1998.

  On October 8, 1997, the Company completed the sale of substantially all its New Jersey, New York, Connecticut and Pennsylvania dialysis business assets to IHS of New York, a New York corporation ("IHS"),. Following the IHS closing, the Company's sources of revenue included amounts payable for consulting services to be provided to IHS through October 2000, at a rate of approximately $28,000 per month. For the three months ended March 31, 1999 and 1998, respectively, the Company recognized a total of $83,331 for consulting services under this agreement.

  In January 1998, UMDC, a consulting customer of the Company that is 50% owned by Certain Executive Officers, sold substantially all of its assets to Renal Research Institute, LLC ("RRI"). As a result, the Company and UMDC terminated the UMDC Consulting Agreement (the "UMDC Agreement"). The Company received from UMDC $2,665,000 at the First RRI

Closing and a subsequent payment of $310,000. The Company recognized revenues in 1998 of $310,000 from UMDC. There were no such revenues recorded in 1999. Additionally, the Company and certain of UMDC's shareholders became entitled to receive repayment of other amounts due from UMDC and its shareholders, to receive amounts to be earned by UMDC in connection with its continuing business and to receive amounts payable by UMDC pursuant to the Company's Consulting Agreement with UMDC.

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

  Since inception in May 1998, United's sales have been below levels originally anticipated by the Company. This reduced level of sales has resulted in lower than planned cash flow. Although the Company has obtained a $200,000 line of credit for United, United may need additional financing to fund its operations. As of March 31, 1999, $170,000 of debt availability existed on the line of credit. Interest accrues at a rate of 7.25%. Management continues to seek ways to reduce United's costs, primarily payroll and supplies, and to increase revenues. Management believes that in order for United to reach originally anticipated sales levels, it must continue to aggressively seek out new hotel customers. No assurance can be given that United will be successful in its efforts to expand its customer base or that United will not need additional financing.

  Revenues

  Prior to the IHS and RRI First Closings, the Company provided certain services in New York through consulting, administrative, or subcontracting service arrangements with consulting customers. The consulting customers were partially or 100% owned by the Certain Executive Officers of the Company. Under the Company's agreement with Alpha, UMDC and CDBI, the Company provided various administrative and consulting services in addition to equipment and supplies to each facility for monthly fees of 20,000, 33,333 and 20,000, respectively. The Alpha and CDBI agreements terminated in October 1997 at the time of the IHS sale, and the UMDC agreement terminated in January 1998 at the time of the RRI First Closing. In 1998, the Company recorded $310,000 in additional revenues related to payments from UMDC subsequent to the First RRI Closing, not previously recorded due to realization uncertainties. No additional revenues have been recorded in 1999.

  The Company does not expect to receive future operating revenues related to its former dialysis based businesses or from the business of its former consulting customer other than such amounts as it may receive under its consulting agreement with IHS, the consulting agreement between RRI and UMDC and amounts due from UMDC pending consummation of the second closing.

  The Company's United subsidiary recognized revenues of $430,248 in 1999. Of the $430,248, approximately $213,381 or 50% related to dry cleaning services provided by United's ten dry cleaning facilities, including plants and stores. The remaining $216,867, related to dry cleaning services provided to hotel customers. The Company anticipates that hotels will continue to be a major source of revenue. United continues to target additional businesses in the Phoenix, Arizona area to maximize plant capacity as well as broaden the Company's revenue base. There were no such revenues in 1998 since United did not commence operations until the second quarter of 1998.

  Cost of Services

  Cost of services was $321,608 or 75% of revenues attributable to the Company's dry cleaning business in 1999. Cost of services is mostly comprised of $253,761 in salaries and other payroll expenses as well as $51,211 for supplies. In addition, $12,738 of depreciation expense attributable to the dry cleaning machinery and equipment has been allocated to cost of services. There were no such expenses in 1998 since United did not commence operations until the second quarter of 1998.

  General and Administrative Expenses

  General and administrative expenses totaled $756,283 in 1999, as compared with $519,500 for 1998. The net increase of $236,783 is primarily comprised of an increase of $257,223 relating to the Company's dry cleaning businesses and the issuance of 30,000 shares of Common Stock valued at $70,500 to a retiring Director of the Company, partially offset by a reduction of $64,426 in salaries and other office expenses due to a reduction in corporate staff resulting from the IHS transaction.

  In connection with IHS transaction, the Company retained substantially all of its accounts receivable and accounts payable. Accordingly, during the period immediately following the IHS Closing, the Company maintained its accounts receivable and accounts payable personnel. The number of employees employed in those departments decreased in 1998.

  Allowance for Doubtful Accounts

  A provision for doubtful accounts was recorded to the extent deemed to be adequate to absorb possible losses resulting from uncollectible receivables. The Company reviews each individual account and a reserve is established to reflect any amounts considered doubtful of collection based on the Company's knowledge of specific payors, an analysis of the aging of the accounts, as well as past experience with the accounts.

  As of March 31, 1999, the allowance for doubtful accounts was $55,000 as compared with $67,000 at December 31, 1998. Of this allowance, $14,500 relates to the discontinued dialysis treatment business. As a percentage of patient receivables outstanding, such allowance was 79% at March 31, 1999, and 75% at December 31, 1998. Due to the discontinuance of current revenues discussed above and collection activity, the patient accounts receivable have been significantly reduced. As a consequence, the percentage of older receivables is larger and requires a higher percentage allowance.

  As of March 31, 1999, the Company's dry cleaning business had accounts receivable of $158,111. Of the Company's $55,000 allowance at March 31, 1999, $40,500 relates to the dry cleaning business. A significant amount of the allowance for doubtful accounts results primarily from an unusual non-recurring event: the non-recoverable crash in October 1998 of the computer system software previously used by the dry cleaning business to track accounts receivable and generate invoices. A replacement billing and collection system has been installed.

  Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of March 31, 1999 is adequate to absorb possible losses resulting from uncollectible receivables.

  Depreciation and Amortization Expense

  Depreciation and amortization expense for 1999 totaled $62,229, of which $12,738 of depreciation expense relating to the dry cleaning business is included in cost of services. This increase of $53,873 from 1998 resulted from the purchase of the assets in connection with the acquisition of dry cleaning stores and plants by United as well as the associated goodwill and other intangibles generated from these transactions.

  Interest Income and Interest Expense

  Net interest income was $25,164 and $99,035 for the three months ended March 31, 1999 and 1998, respectively. Interest expense on the Company's debt obligations in both periods was offset by interest earned on the proceeds from the sale of assets to IHS and RRI.


  Provision for Income Taxes

  The provision for federal and state income taxes was $-0- in 1999 and $14,392 in 1998. The effective income tax rate was -0-% and 9% in 1999 and 1998 respectively. All of the Company's deferred tax assets as of March 31, 1999 have been offset by a valuation allowance as a result of the Company's operating results.

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


Liquidity and Capital Resources

  The Company experienced a negative net cash flow of $190,976 in 1999. Net cash used in operating activities of $471,139 related primarily to corporate general and administrative expenses as well as additional expenses incurred from the dry cleaning business. Net cash provided by investing activities of $254,528 reflects the proceeds from the sale of U.S. Government securities offset by purchases of U.S. Government securities and the issuance of a loan to TelaLink. Net cash provided by financing activities of $25,635 reflects proceeds from borrowings under a line of credit offset by principal payments on notes issued in connection with the dry cleaning acquisitions.

  The Company has made advances to certain affiliates and consulting customers. As of December 31, 1998, the Company had advanced $370,264 to TechTron. During 1999, the Company advanced an additional $23,450 to TechTron. The Company has obtained demand promissory notes from TechTron for all of the advances, of which the majority of notes issued bear an 8% rate of interest. Payments on the notes are not anticipated in 1999 due to the fact that TechTron does not expect to earn sufficient revenue to make payment.

  In conjunction with the sale of UMDC assets to RRI, substantially all amounts due the Company from UMDC for loans, advances supplies and equipment were paid in January 1998. UMDC continues to owe the Company $1,389,000 for fees generated pursuant to the UMDC Consulting Agreement. To the extent that the RRI Second Closing is consummated, the Company expects to recognize some or all of the consulting and services fees due from UMDC which were not previously recorded due to realization uncertainties. The physician shareholders of UMDC unaffiliated with the Company continue to owe the Company $100,000 in principal plus interest due pursuant to loans from the Company. The Company expects that the fees due from the unpaid services and the principal due under the physician loans will be paid during fiscal year 1999. The Company does not currently expect to be repaid and thus has not recorded the interest due it from the physicians and expects to forgive the unpaid accrued interest in accordance with the various agreements among the physicians, Certain Executive Officers, UMDC, RRI and the Company.

  The Company expects that its cash, cash equivalents and investments in U.S. Government securities will be sufficient to fund the Company's operations through 1999.

  Through December 31, 1998, the Company advanced an aggregate of $1,000,000 to fund United's initial operations. In addition, the Company has arranged for a $200,000 line of credit for United to provide additional financing of which $170,000 was available as of March 31, 1999. The line is primarily secured by all of United's assets and is further secured by assets of an unrelated entity that is an equity investor in United. The line of credit bears interest at a rate of 7.25%. In connection with United's acquisition of dry cleaning stores in Arizona, the Company incurred notes payable in the aggregate of approximately $1,064,000. These notes currently have maturities ranging from two to seven and one half years, and provide for total monthly principal and interest payments of $15,743 and quarterly principal and interest payments of $9,763.

  In anticipation of the merger between the Company and TelaLink Network, Ltd. ("TelaLink"), the Company has loaned $250,000 to TelaLink as of March 31, 1999. These funds were advanced to provide working capital to TelaLink. An additional $150,000 was advanced by the Company to TelaLink in April 1999. Amounts advanced to TelaLink are reflected as notes receivable in the accompanying consolidated balance sheets.


PART II

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Waiver of Steven L. Trenk right to terminate employment agreement upon consummation of proposed merger.


     (b) A report on Form 8-K was filed by the Company on February 19, 1999 concerning the Agreement and Plan of Merger among the Company, TNL Acquisition Corp. and TelaLink Network, Ltd. dated February 5, 1999.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CONTINENTAL CHOICE CARE, INC.

Date: May 12, 1999                   By:   /s/ Steven L. Trenk
                                        --------------------------------------
                                        Steven L. Trenk
                                          President, and Chief Operating Officer


Date: May 12, 1999                      /s/ Mark N. Raab
                                        --------------------------------------
                                        Mark N. Raab
                                          Chief Financial Officer
                                          Principal Financial Officer

                                 Steven Trenk
                              459 Mountain Blvd.
                          Watchung, New Jersey  07060



                                                April 22, 1999



Board of Directors
Continental Choice Care, Inc.
25-B Vreeland Road
Florham Park, NJ 07932
Attn: Jeff Ellentuck, Exec. Vice
President & General Counsel

Dear Jeff:

        As you are aware, Continental Choice Care, Inc. ("the Company") has executed an Agreement and Plan of Merger dated February 5, 1999 among the Company, TelaLink Network, Ltd. and TNL Acquisition Corp., and certain loan, shareholder and other related agreements (collectively, the "Merger Agreements"). Pursuant to the terms of the Merger Agreements, TelaLink Network, Ltd. proposes to merge with a subsidiary of the Company and the Company proposes to acquire the outstanding common stock of TelaLink Acquisition Corp. Further, the Merger Agreements relate to certain post closing corporate governance issues. All capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Amended and Restated Employment Agreement between the undersigned and the Company (the "Employment Agreement").

        Section 8.5 of the Employment Agreement provides, among other things, that I am entitled to terminate my employment pursuant to your Employment Agreement in the event of a Change in Control. I hereby waive all rights I have or may have to deliver a Control Termination Notice or otherwise terminate the Employment Agreement based in whole or part on the transactions contemplated by the Merger Agreements. This waiver is delivered to you pursuant to your request for good and valuable consideration received. I acknowledge and agree that you are relying upon this waiver in the preparation of the Company's proxy materials and in connection with representations to be made to the United States Securities and Exchange Commission. This waiver is effective immediately upon receipt by you.

                                                Very truly yours,

                                                /s/ Steven L. Trenk
                                                -----------------------
                                                Steven L. Trenk