Form 10QSB
period 1999-06-30
CONTINENTAL CHOICE CARE INC
filed 1999-08-16
CIK 922488

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  June 30, 1999
                               -------------------------------------------

                                     -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________ to _____________________

Commission File Number          0-24542
                        -----------------------

                         CONTINENTAL CHOICE CARE, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

        NEW JERSEY                                        22-3276736
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization                           Identification No.)

35 AIRPORT ROAD, SUITE 120
MORRISTOWN, NEW JERSEY                                        07960
-------------------------------                  -------------------------------
(Address of Principal Executive Offices                      Zip Code

Registrant's Telephone Number, Including Area Code      (973) 898-9666
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

Applicable only to corporate issuers.

Shares outstanding as of August 12, 1999
  3,267,500 shares of common stock, no par value.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    -----    -----

                Continental Choice Care, Inc. and Subsidiaries
                                  Form 10-QSB
                                 June 30, 1999

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

     The consolidated financial statements and accompanying financial information as of June 30, 1999 and for the three and six-month periods ended June 30, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form 10-KSB/A filed with the Securities and Exchange Commission.

                CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                                      June 30, 1999   Dec. 31, 1998
                                                                            --------------  -------------
                                                                             (unaudited)
Current Assets:
Cash and cash equivalents.................................................    $ 1,217,698      $3,058,676
Investments in U.S. Government securities.................................      1,487,100       1,991,658
Accounts receivable, less allowance for doubtful accounts of $65,000
  at June 30, 1999 and $67,000 at December 31, 1998.......................        133,747          60,295
Amounts due from officer..................................................        385,000         385,000
Notes receivable..........................................................        707,000             -0-
Other current assets......................................................        153,417         202,295
                                                                              -----------      ----------
  Total current assets....................................................      4,083,962       5,697,924
Amounts due from affiliates...............................................        414,214         370,264
Property and equipment, at cost, less accumulated depreciation of
  $219,769 at June 30, 1999 and $154,368 at December 31, 1998.............        504,286         560,236
Goodwill and other intangibles, less accumulated amortization of
   $127,311 at June 30, 1999 and $67,943 at December 31, 1998.............      1,246,985       1,306,352
Pine Tree escrow deposit..................................................        915,000             -0-
Merger and acquisition costs..............................................        289,077             -0-
Other assets..............................................................         22,508          17,581
                                                                              -----------      ----------
                                                                              $ 7,476,032      $7,952,357
                                                                              ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit............................................................        175,000             -0-
Accounts payable..........................................................        862,072         423,415
Accrued expenses..........................................................        905,422         984,976
Current portion of notes payable..........................................        932,734         931,807
                                                                              -----------      ----------
     Total current liabilities............................................      2,875,228       2,340,198
                                                                              -----------      ----------

Notes payable, less current portion.......................................         76,842          86,609
                                                                              -----------      ----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding..            ---             ---
Common stock, no par value, 10,000,000 shares authorized,
  3,267,500 shares issued and outstanding at June 30, 1999
  and 3,237,500 at December 31, 1998......................................      5,645,061       5,524,561
(Accumulated deficit) retained earnings...................................     (1,121,099)            989
                                                                              -----------      ----------
  Total stockholders' equity..............................................      4,523,962       5,525,550
                                                                              -----------      ----------
                                                                              $ 7,476,032      $7,952,357
                                                                              ===========      ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND (ACCUMULATED DEFICIT) RETAINED EARNINGS
                                  (Unaudited)

                                                      Three Months Ended                Six Months Ended
                                                June 30, 1999   June 30, 1998   June 30, 1999      June 30, 1998
                                                -------------   -------------   -------------      -------------
Revenues from continuing operations
     Consulting services......................    $    83,331      $   83,331     $   166,662         $  166,662
     Dry cleaning services....................        412,833         184,171         843,081            184,171
                                                  -----------      ----------     -----------         ----------
                                                      496,164         267,502       1,009,743            350,833

Costs of services.............................        318,590         111,116         640,198            111,116
General and administrative expenses...........        673,926         558,373       1,430,179          1,076,782
Depreciation and amortization.................         50,160          28,732         100,012             37,087
Interest income, net..........................        (13,424)        (89,215)        (38,558)          (187,393)
                                                  -----------      ----------     -----------         ----------
     Total costs and expenses.................      1,029,252         609,006       2,131,831          1,037,592
                                                  -----------      ----------     -----------         ----------
                                                     (533,088)       (341,504)     (1,122,088)          (686,759)

Benefit for income taxes......................            -0-          (5,939)            -0-            (54,940)
                                                  -----------      ----------     -----------         ----------
Loss from continuing operations...............       (533,088)       (335,565)     (1,122,088)          (631,819)
                                                  -----------      ----------     -----------         ----------
Income from discontinued operations, less
 applicable income taxes of $-0- and
 $4,591 for three months ended June 30, 1999
 and 1998, respectively and income taxes of
 $-0- and $67,984 for six months ended
 June 30, 1999 and 1998, respectively.........            -0-          34,594             -0-            562,371
                                                  -----------      ----------     -----------         ----------

     Net loss.................................       (533,088)       (300,971)     (1,122,088)           (69,448)

(Accumulated deficit) retained earnings,
 Beginning of period..........................       (588,011)      1,014,500             989            782,977
                                                  -----------      ----------     -----------         ----------
 End of period................................    $(1,121,099)     $  713,529     $(1,121,099)        $  713,529
                                                  ===========      ==========     ===========         ==========

Basic and diluted income (loss) per share:
 Continuing operations........................    $      (.16)     $     (.10)    $      (.34)        $     (.19)
 Discontinued operations......................            -0-             .01             -0-                .17
                                                  -----------      ----------     -----------         ----------
 Net loss per share...........................    $      (.16)     $     (.09)    $      (.34)        $     (.02)
                                                  ===========      ==========     ===========         ==========

Basic and diluted weighted average shares
 outstanding..................................      3,267,500       3,237,500       3,257,224          3,237,500
                                                  ===========      ==========     ===========         ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six  Months Ended June 30,
                                                                       1999          1998
                                                                  --------------  ------------
                                                                   (unaudited)     (unaudited)
Cash Flows From Operating Activities:
   Net loss.....................................................    $(1,122,088)  $   (69,448)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization................................        124,769        37,087
   Stock grant and warrants issued..............................        120,500           -0-
   Income from discontinued operations, net.....................            -0-      (562,371)
   Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable.............        (73,452)       58,386
          Increase in other assets..............................       (245,126)      (37,812)
          Increase in amounts due from affiliates...............        (43,950)      (63,000)
          Increase (decrease) in accounts payable...............        438,657       (96,839)
          (Decrease) increase in accrued expenses...............        (79,554)      178,705
          Decrease in income taxes payable......................            -0-       (28,000)
                                                                    -----------   -----------
Net cash used in operating activities of continuing operations..       (880,244)     (583,292)
                                                                    -----------   -----------

Cash Flows From Investing Activities:
   Issuance of notes receivable.................................       (707,000)          -0-
   Amounts held in escrow.......................................       (915,000)          -0-
   Amounts repaid by consulting customers.......................            -0-     3,253,177
   Purchases of U.S. Government securities......................     (2,995,442)   (6,295,378)
   Proceeds from sale of U.S. Government securities.............      3,500,000     5,313,978
   Purchases of businesses......................................            -0-      (388,329)
   Purchases of property and equipment..........................         (9,452)      (45,908)
                                                                    -----------   -----------
Net cash (used in) provided by investing activities.............     (1,126,894)    1,837,540
                                                                    -----------   -----------

Cash Flows From Financing Activities
   Proceeds from borrowings.....................................        175,000           -0-
   Principal payments on notes payable..........................         (8,840)          -0-
                                                                    -----------   -----------
Net cash provided by financing activities.......................        166,160           -0-
                                                                    -----------   -----------

Net (decrease) increase in cash and cash equivalents............     (1,840,978)    1,254,248
Cash and cash equivalents, beginning of year....................      3,058,676       406,909
                                                                    -----------   -----------
Cash and cash equivalents, end of period........................    $ 1,217,698   $ 1,661,157
                                                                    ===========   ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid for income taxes...................................    $     5,141   $    41,037
                                                                    ===========   ===========
   Cash paid for interest.......................................    $     5,885   $     8,950
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

                CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of business and discontinued operations:

     In October 1997, the Company completed the sale of substantially all of its dialysis related assets to IHS of New York, Inc., a New York Corporation ("IHS"). In addition, Alpha Administration Corp. ("Alpha"), the operator of the South Bronx Kidney Center, ("Bronx Facility"), and Continental Dialysis Center of the Bronx, Inc. ("CDBI") sold substantially all of their respective assets to IHS. All of the outstanding common stock of Alpha and CDBI is owned by the Company's Chairman, President and Corporate Medical Director ("Certain Executive Officers"). Prior to the sale, the Company provided consulting and administrative services to Alpha and CDBI. The assets of the Upper Manhattan Dialysis Center, Inc. ("UMDC"), a New York corporation to which the Company also provided consulting and administrative services, were not included in this sale transaction (the "IHS Sale"). The aggregate price paid by IHS at the closing of the IHS Sale was approximately $5,120,000. The $5,120,000 purchase price was allocated $2,620,000 to the Company, $900,000 to Alpha and $1,600,000 to CDBI. Substantially all amounts due the Company by Alpha and CDBI for consulting and administrative fees and other amounts have been paid to the Company. However, as of June 30, 1999, approximately $200,000 of consulting fees due from CDBI had not been recorded due to realization uncertainties.

     In April 1998, the Company established a subsidiary, United Dry Cleaning, LLC ("United"), for the purpose of acquiring and operating dry cleaning facilities in the Phoenix, Arizona area. During 1998, United acquired substantially all of the assets of four Arizona dry cleaning businesses.

     In July 1999, United sold back substantially all of the assets of two dry cleaning stores United had acquired in July 1998 from G&P Associates, Inc., an Arizona corporation. In consideration of the transaction, G&P Associates, Inc. released a promissory note in the amount of $70,000 plus accrued interest United had issued to G&P Associates, Inc. in connection with the original purchase. United currently operates eight dry cleaning stores and provides dry cleaning services to certain hotels.

     The operating results of the Company's dialysis-related businesses has been segregated from continuing operations and reported as a separate line item in the Consolidated Statements of Operations. Revenues from discontinued operations were $-0-and $310,000 for 1999 and 1998, respectively.

(2)  Income (loss) per share:

     Basic income (loss) per share represents net income (loss) divided by the weighted average shares outstanding. Diluted income (loss) per share represents net income (loss) divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards, if dilutive.

     As of June 30, 1999 and 1998, the basic and dilutive weighted average common shares outstanding were 3,257,224 and 3,237,500 respectively. As of June 30, 1999,there were 1,485,350 of outstanding stock options issued to Directors, officers and employees of the Company as well as 75,000 warrants issued to a financial services provider which were excluded from basic and diluted net income (loss) per share because the effect would have been antidilutive.

(3)  Related party transactions:

     As of December 31, 1998, the Company had advanced $370,264 to TechTron. During 1999, an additional $43,950 was advanced to TechTron. The Company has obtained notes from TechTron for all of the advances. The majority of the notes issued in connection with these advances bear interest at a rate of 8% and are payable upon demand. Payments on the notes are not anticipated in 1999 due to the fact that TechTron does not expect to earn sufficient revenues to make payment.

     In 1998 and 1997, respectively, the Company loaned $350,000 and $35,000 to the Company's President and Chief Operating Officer. The President and Chief Operating Officer executed promissory notes for these advances which were due and payable in full within one year. The notes relating to the 1998 advances bear interest at a rate imputed by the Internal Revenue Service for instruments having a maturity of one or more years (4.33% to 5.58%). The note relating to the 1997 advance bears interest at a rate of 6%. The Company has extended the terms of the notes to be payable prior to December 31, 2000.

     As of June 30, 1999 and December 31, 1998, $112,366 and $115,681,
respectively, was payable to Alpha. At June 30, 1999 and December 31, 1998, $8,908 and $4,083, respectively, was due from CDBI. The Company had a Consulting Services Agreement with CDBI. The CDBI agreement provided for payments of $20,000 per month. However, there was inadequate cash flow to pay $200,000 in consulting fees due from CDBI which have not been recorded by the Company due to realization uncertainties. Amounts payable to Alpha and due from CDBI are included in accounts payable in the accompanying balance sheets.

     Of amounts due under the agreements with consulting customers, only consulting fees due the Company from CDBI under the Consulting Services Agreement are in default. The $200,000, representing all consulting fees from the inception of the agreement until the time of the sale of CDBI to IHS, is due the Company from CDBI.

     In addition, several promissory notes and associated guarantees of related parties were in default under the original terms of the notes. As of June 30, 1999, amounts due the Company from Techtron totaled $414,214. Of this amount, $125,868 was secured by a promissory note dated August 9, 1994. Under the original terms of this note, principal and interest were due and payable by December 31, 1996. The terms of the note were amended by the Company to become due and payable on demand. All amounts due from Techtron are guaranteed by Certain Executive Officers. Any demand for payment under the personal guarantees will have to be made by the Company's Board of Directors. The Company's Board of Directors does not currently intend to make demand for payment.

     As of June 30, 1999, all amounts due from Alpha had been paid, except for interest on a promissory note for $300,000 dated April 24, 1994. Principal and interest were originally due April 24, 1999. As of June 30, 1999, $112,366 was payable to Alpha by the Company. The Company intends to offset amounts payable to Alpha with amounts due from Alpha for interest once the Company has determined that there are no outstanding liabilities of Alpha that the Company may be required to pay on Alpha's behalf.

(4)  Commitments and Contingencies:

     The former owners of Ultimate Cleaners, Inc., an Arizona corporation ("Ultimate") who sold United substantially all of its assets, primarily machinery and equipment, have commenced an action against United for nonpayment on the promissory note. The plaintiffs seek to accelerate the promissory note and also foreclose on the assets which it sold to United. Management contests the plaintiff's action and acceleration of the note, is vigorously defending against the claim and has raised counter claims. As a result of this legal action, the note payable balance of $843,675 is reflected as a current liability in the consolidated balance sheets for the periods presented.

(5)  Line of Credit:

     The Company has obtained a $200,000 line of credit to provide additional financing for United. As of June 30, 1999, $25,000 of availability remained on the line of credit. The line is primarily secured by all of United's assets and is further secured by an investor. The line of credit bears interest at a rate of Prime less 1/2% and matures January 31, 2000.

(6)  Proposed Merger:

     On February 5, 1999, the Company and TelaLink Network, Ltd., a privately held Delaware corporation ("TelaLink") executed an Agreement and Plan of Merger ("Merger Agreement") to merge the two companies in a stock-for-stock transaction (the "Merger") to be accounted for under the purchase method of accounting. On June 30, 1999, the merger was approved by the Company's shareholders. In addition, the shareholders approved a change of the Company's name to "Quorum Holding Corp." which management plans to complete promptly following the merger.

     TelaLink is a telecommunications company which was formed for the purpose of acquiring, consolidating and operating rural telephone companies known as rural local exchange carriers

("RLECs").

     Prior to December 1998, TelaLink conducted no substantive operations. In that month, TelaLink acquired substantially all of the operating assets of an RLEC located in West Virginia. The RLEC operates approximately 1,550 access lines and employs three full time employees. The purchase price for the assets of the RLEC was approximately $4,500,000. TelaLink obtained debt financing from the Rural Telecommunications Financing Corporation ("RTFC") for approximately $3,000,000 of the purchase price. For the fiscal year ended December 31, 1998, TelaLink and the RLEC reported a combined loss on a pro-forma basis before interest expense, taxes, depreciation and amortization of approximately $294,000 on revenues of approximately $1,159,000.

     Under the terms of the Merger Agreement, Quorum Communication, Inc. ("Quorum"), a wholly-owned subsidiary of the Company, will merge with TelaLink. Quorum will be the surviving entity. The Merger Agreement requires the Company to issue 1,640,000 shares of its common stock, of which 1,540,000 will be issued directly to the holders of the capital stock of TelaLink. The remaining 100,000 shares to be issued in the Merger will be returned to the Company's treasury immediately following the Merger. The Company is also required to issue 1,540,000 shares into an escrow at the closing. If the Merger is completed and the Company meets certain financial goals described in the Merger Agreement before January 1, 2001 (subject to extension to June 30, 2001 under certain circumstances), the holders of TelaLink common stock will receive 900,000 shares of the Company's common stock, of which 640,000 will be escrowed shares and 260,000 of which will be newly issued shares. If the Company meets certain alternative financial goals within the same time period, the remaining 900,000 shares of the Company's common stock will be released from the escrow. The release of the first group of shares is not contingent on the release of the second group, and the release of the second group of shares in the escrow is not contingent on the release of the first. As a result, the aggregate number of shares of common stock which the company will issue in connection with the Merger will be either 1,540,000, 2,440,000 or 3,340,000 depending upon whether certain post-Merger financial goals are attained.

     The Company has loaned a total of $707,000 to TelaLink and its affiliates as of June 30, 1999. These funds were to provide working capital to TelaLink and have been recorded on TelaLink's books as notes payable to the Company and on the Company's books as notes receivable. The notes bear interest at a rate of 12%. If the merger is not closed, the notes become due and payable on April 30, 2000 subject to prior default. If the merger is closed, the notes will convert to intercompany accounts and eliminate in consolidation.

     Under the terms of the Merger Agreement, any party to the Agreement is entitled, as of July 31, 1999, to terminate the proposed merger by giving notice of termination to the remaining parties. To date, no party has given any notice of termination. The parties continue to await final regulatory approval of the proposed transaction, the fulfillment of certain conditions to the proposed merger and the resolution of certain issues among and between the parties to the Agreement and their respective affiliates. No assurance can be given that the transactions contemplated by the Agreement will be consummated or, if consummated, the timing of the transactions.

(7)  Stock Purchase Agreement

     Effective May 15, 1999, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, Pine Tree Telephone and Telegraph Company ("PTTC") and the principal (95%) stockholder of PTTC, whereby the Company will purchase not less than 95% of its issued and outstanding capital stock. PTTC is a telecommunication services provider to areas near Lewiston and Portland, Maine. Subject to regulatory approval and pursuant to the terms of the Stock Purchase Agreement, the Company will acquire all of the outstanding capital stock of PTTC for a purchase price of approximately $30,500,000.

     To secure the Company's rights under the Stock Purchase Agreement, the Company has deposited the sum of $915,000 in an escrow account. Such funds shall be treated as a non-refundable deposit against the purchase price to be paid by the Company to the stockholders of PTTC at Closing, or otherwise in accordance with the Stock Purchase Agreement. The Company intends to obtain a combination of debt and equity financing to finance the remainder of the purchase price.

     The Company was assigned the opportunity to purchase the Pine Tree capital stock from TelaLink based primarily on the Company's ability to make the $915,000 down payment required under the Stock Purchase Agreement. Although the Company intends to obtain debt financing of up to $19,500,000 in connection with the Pine Tree transaction, no assurance can be given that the Company will be successful in obtaining such debt financing or that it can obtain financing on terms acceptable to it. The Company intends to raise the remaining $11,000,000 of the Pine Tree purchase price primarily through the sale of equity. In addition, the Company may use some or all of its existing and future cash reserves to fund a portion of the acquisition. The Company is unable to accurately estimate the timing or amount of any future offering of equity securities. Further, the Company cannot give any assurance as to the form, type, nature or voting rights of any securities it may issue to finance the acquisition or whether those securities will be sold publicly or privately. As a result, the Company is unable to accurately predict the amount of any dilution to existing holders of Company Stock as a result of the financing of the Pine Tree transaction. To the extent that any issuance of equity securities or other voting rights exceeds 50% or more of the voting rights of the Company then outstanding (or issuable upon exercise, conversion or exchange of outstanding securities) and in the absence of a voting trust, shareholders or similar agreement, a change of control of the Company can occur. No assurance can be given that future issuances of equity securities or voting rights of the Company will not result in a change of control of the Company.

     The transaction will be consummated on the first day following the end of the calendar quarter during which the Public Utilities Commission of the State of Maine ("PUC") gives written notification that the transaction has received regulatory approval. The Company continues to work towards such approval. Until the Closing and without affecting the purchase price, PTTC may distribute to its stockholders its accumulated cash, certain non-performing assets and any securities held including additional non-regulated, non-operating assets.

     At the Closing, the purchase price may be increased or decreased by various amounts as provided by the terms in the Stock Purchase Agreement. After giving effect to such adjustments, the Company shall pay the balance of the purchase price less $2,900,000. The Company shall deposit an additional $2,900,000 (the "Closing Escrow") which shall be held in escrow to secure the performance of the obligations of PTTC's principal stockholder. Such funds shall be held in escrow for purposes of adjusting the purchase price up until the first anniversary of the Closing in accordance with the Stock Purchase Agreement. No assurance can be given that the Company will be able to obtain financing for the PTTC transaction or, if financing is obtained on terms acceptable to the Company, that the transaction will otherwise be consummated. The Company intends to account for the transaction as a purchase.

(8)  Unaudited Pro Forma Financial Information:

     The following unaudited pro forma information represents a summary of the Company's consolidated results of operations adjusted to reflect the estimated effects of the merger pursuant to the Merger Agreement between the Company and TelaLink Ltd. ("TelaLink") as well as the Stock Purchase Agreement between the Company and Pine Tree Telephone and Telegraph Company ("PTTC"). The Unaudited Pro Forma Financial Information was prepared as if the merger and stock purchase was consummated at the beginning of the fiscal year presented.

                                                 Six  Months Ended
                                               June 30,    June 30,
                                                 1999        1998
          Revenues:......................    $ 3,987,257   $3,429,572
                                             -----------   ----------

          Net loss.......................    $(2,054,731)  $ (763,351)
                                             ===========   ==========

          Net loss per share.............    $      (.42)  $     (.15)
                                             ===========   ==========

(9) Other Matters:

     On April 26, 1999, the Company granted warrants to purchase up to an aggregate of seventy-five thousand (75,000) shares of its common stock to a financial services provider at an exercise price of $2.625, which was the fair market value on the date of grant. The Company recorded $50,000 in expense related to these warrants in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

(10) Subsequent Event

     On July 20, 1999, the Company's units and warrants that were issued in connection with the Company's initial public offering on July 27, 1994 expired.

                     Management's Discussion and Analysis

Results of Operations

     Six Months Ended June 30, 1999 Compared with Six Months Ended June 30,
     1998.

     On October 8, 1997, the Company completed the sale of substantially all its New Jersey, New York, Connecticut and Pennsylvania dialysis business assets to IHS of New York, a New York corporation ("IHS"). Following the IHS closing, the Company's sources of revenue included amounts payable for consulting services to be provided to IHS through October 2000, at a rate of approximately $28,000 per month. For the six months ended June 30, 1999 and 1998, respectively, the Company recognized a total of $166,662 for consulting services under this agreement.

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

     In July 1999, United sold back substantially all of the assets of two dry cleaning stores United had acquired in July 1998 from G & P Associates Inc. In consideration of the transactions, G & P Associates, Inc. released a promissory note in the amount of $70,000 plus accrued interest United had issued to G & P Associates, Inc. in connection with the original purchase.

     Since inception in May 1998, United's sales have been below levels originally anticipated by the Company. This reduced level of sales has resulted in lower than planned cash flow. Although the Company has obtained a $200,000 line of credit for United, United may need additional financing to fund its operations. As of June 30, 1999, $25,000 of availability existed on the line of credit. Interest accrues at a rate of Prime less 1/2% and matures January 31, 2000. Management continues to seek ways to reduce United's costs, primarily payroll and supplies, and to increase revenues. Management believes that in order for United to reach originally anticipated sales levels, it must continue to aggressively seek out new hotel customers. No assurance can be given that United will be successful in its efforts to expand its customer base or that United will not need additional financing.

     Revenues

     Prior to the IHS and RRI First Closings, the Company provided certain services in New York through consulting, administrative, or subcontracting service arrangements with consulting customers. The consulting customers were partially or 100% owned by the Certain Executive Officers of the Company. Under the Company's agreements with Alpha, UMDC and CDBI, the Company provided various administrative and consulting services in addition to equipment and supplies to each facility for monthly fees of $20,000, $33,333 and $20,000, respectively. The Alpha and CDBI agreements terminated in October 1997 at the time of the IHS sale, and the UMDC agreement terminated in January 1998 at the time of the RRI First Closing. In 1998, the Company recorded $310,000 in additional revenues related to payments from UMDC subsequent to the First RRI Closing, not previously recorded due to realization uncertainties. No additional revenues have been recorded in 1999.

     The Company does not expect to receive future operating revenues related to its former dialysis based businesses or from the business of its former consulting customer other than such amounts as it may receive under its consulting agreement with IHS, the consulting agreement between RRI and UMDC and amounts due from UMDC pending consummation of the second closing. No assurance can be given that the RRI second closing will occur or, if consummated, the timing of the transaction.

     The Company's United subsidiary recognized revenues of $843,081 and $184,171 in 1999 and 1998, respectively. 1998 revenues are lower than in 1999, primarily because United did not commence operations until the second quarter of 1998. Of these amounts, approximately $422,595 and $63,050 or 50% and 34% in 1999 and 1998, respectively, related to dry cleaning services provided by United's ten dry cleaning facilities, including plants and stores. The remaining $420,486 and $121,121 related to dry cleaning services provided to hotel customers. The Company anticipates that hotels will continue to be a major source of revenue. United continues to target additional businesses in the Phoenix, Arizona area to maximize plant capacity as well as broaden the Company's revenue base.

     Cost of Services

     Cost of services was $640,198 and $111,116 or 76% and 60% of revenues attributable to the Company's dry cleaning business in 1999 and 1998 respectively. 1998 expenses are lower than in 1999, since United did not commence operations until the second quarter of 1998. Cost of services is mostly comprised of $512,220 and $90,981 in salaries and other payroll expenses as well as $92,559 and $19,700 for supplies in 1999 and 1998, respectively. In addition, $24,757 of depreciation expense attributable to the dry cleaning machinery and equipment has been allocated to cost of services in 1999.

     General and Administrative Expenses

     General and administrative expenses totaled $1,430,179 in 1999, as compared with $1,076,782 for the six months ended June 30, 1998. The net increase of $353,397 is primarily comprised of an increase of $380,841 relating to the Company's dry cleaning businesses and the issuance of 30,000 shares of Common Stock valued at $70,500 to a retiring Director of the Company, offset by a reduction of $87,329 in salaries and other office expenses due to a reduction in corporate staff resulting from the IHS transaction.

     In connection with the IHS transaction, the Company retained substantially all of its accounts receivable and accounts payable. Accordingly, during the period immediately following the IHS Closing, the Company maintained its accounts receivable and accounts payable personnel. The number of employees employed in those departments decreased throughout 1998.

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

     As of June 30, 1999, the allowance for doubtful accounts was $65,000 as compared with $67,000 at December 31, 1998. Of this allowance, $14,513 relates to the discontinued dialysis treatment business. As a percentage of patient receivables outstanding, such allowance was 82% at June 30, 1999, and 75% at December 31, 1998. Due to the discontinuance of current revenues discussed above and collection activity, the patient accounts receivable have been significantly reduced. As a consequence, the percentage of older receivables is larger and requires a higher percentage allowance.

     As of June 30, 1999, the Company's dry cleaning business had accounts receivable of $180,922. Of the Company's $65,000 allowance at June 30, 1999, $50,487 relates to the dry cleaning business. As a percentage of receivables outstanding, such allowance was 28% at June 30, 1999.

     Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of June 30, 1999 is adequate to absorb possible losses resulting from uncollectible receivables.

     Depreciation and Amortization Expense

     Depreciation and amortization expense for 1999 and 1998 totaled $124,769 and $37,087, of which $24,757 of depreciation expense relating to the dry cleaning business is included in cost of services in 1999. The increase from 1998 resulted from the purchase of the assets in connection with the acquisition of dry cleaning stores and plants by United beginning in the second quarter of 1998 as well as the associated goodwill and other intangibles generated from these transactions.

     Interest Income and Interest Expense

     Net interest income was $38,558 and $187,393 for the six months ended June 30, 1999 and 1998, respectively. The net decrease of $148,835 is related primarily to the issuance of notes payable in connection with the acquisition of dry cleaning stores and plants by United as well as a reduction of investment income due to cash used in the operating and investing activities of the Company. Interest expense on the Company's debt obligations in both periods was offset by interest earned on the proceeds from the sale of assets to IHS and RRI.


     Provision for Income Taxes

     The provision for federal and state income taxes was $-0- in 1999 and $13,044 in 1998. The effective income tax rate was -0-% and 23% in 1999 and 1998 respectively. All of the Company's deferred tax assets as of June 30, 1999 have been offset by a valuation allowance as a result of the Company's operating results.


     Year 2000

     The Company's outside computer consultants have been engaged to address Year 2000 issues. The consultants performed an inventory and review of all information systems, both hardware and software. Although there can be no assurances, the Company does not presently anticipate any material disruptions in its operations. This assessment is based on management's initial review of its systems and discussions with their outside computer consultants. The Company does not currently have information concerning the Year 2000 compliance status of its suppliers. In the event the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's operations could be adversely affected.

     Based on the Company's current estimates, costs relating to Year 2000 are not expected to be significant. There can be, however, no assurance that the Company will not incur significant unforeseen additional expenses to be in compliance. The Company intends to develop contingency plans based on the information provided by the Company's consultants review.

Liquidity and Capital Resources

     The Company experienced a negative net cash flow of $1,840,978 in 1999. Net cash used in operating activities of $880,244 related primarily to corporate general and administrative expenses as well as additional expenses incurred from the dry cleaning business. Net cash used in investing activities of $1,126,894 reflects the proceeds from the sale of U.S. Government securities offset by purchases of U.S. Government securities, the issuance of loans to TelaLink and amounts held in escrow relating to the Pine Tree Stock Purchase Agreement. Net cash provided by financing activities of $166,160 reflects proceeds from borrowing on United's line of credit offset by principal payments on notes issued in connection with the dry cleaning acquisitions.

     The Company has made advances to certain affiliates and consulting customers. As of December 31, 1998, the Company had advanced $370,264 to TechTron. During 1999, the Company advanced an additional $43,950 to TechTron. The Company has obtained demand promissory notes from TechTron for all of the advances, of which the majority of notes issued bear an 8% rate of interest. Interest of $59,870 has accrued through June 30, 1999 but has not been recorded due to TechTron's lack of sufficient revenues to make payment. Payments on the notes are not anticipated in 1999 due to the fact that TechTron does not expect to earn sufficient revenue to make payment. All amounts due from TechTron are unsecured and are guaranteed by certain Executive Officers.

     In conjunction with the sale of UMDC assets to RRI, substantially all amounts due the Company from UMDC for loans, advances supplies and equipment were paid in January 1998. As of June 30, 1999, amounts due the Company from UMDC totaled $1,764,000, including $1,389,000 for fees generated pursuant to the UMDC Consulting Agreement. To the extent that the RRI Second Closing is consummated, the Company expects to recognize some or all of the consulting and services fees due from UMDC which were not previously recorded due to realization uncertainties. The physician shareholders of UMDC unaffiliated with the Company continue to owe the Company $100,000 in principal plus interest due pursuant to loans from the Company. The Company expects that the fees due from the unpaid services and the principal due under the physician loans will be paid during fiscal year 1999. The Company does not currently expect to be repaid and thus has not recorded the interest due it from the physicians and expects to forgive the unpaid accrued interest in accordance with the various agreements among the physicians, Certain Executive Officers, UMDC, RRI and the Company.

     The Company expects that its cash, cash equivalents and investments in U.S. Government securities will be sufficient to fund the Company's operations through June, 2000.

     Through December 31, 1998, the Company advanced an aggregate of $1,000,000 to fund United's initial operations. In addition, the Company has arranged for a $200,000 line of credit for United to provide additional financing of which $25,000 was available as of June 30, 1999. The line is primarily secured by all of United's assets and is further secured by assets of an investor in United. The line of credit bears interest at a rate of Prime less 1/2% and matures January 31, 2000. In connection with United's acquisition of dry cleaning stores in Arizona, the Company incurred notes payable in the aggregate of approximately $1,064,000. These notes currently have maturities ranging from five to seven and one half years, and provide for total monthly principal and interest payments of $15,743.

          In anticipation of the merger between the Company and TelaLink Network, Ltd ("TelaLink") the Company has loaned $707,000 to TelaLink as of June 30, 1999. These funds were advanced to provide working capital to TelaLink. Amounts advanced to TelaLink are reflected as notes receivable in the accompanying consolidated balance sheets.

          In connection with the Stock Purchase Agreement by and among the Company, Pine Tree Telephone and Telegraph Company and the principal (95%) stockholder of PTTC, the Company has deposited the sum of $915,000 in an escrow account. Such funds shall be treated as a non-refundable deposit against the purchase price to be paid by the Company to the stockholders of PTTC at Closing or otherwise in accordance with the Stock Purchase Agreement. To date the Company has been unable to obtain sufficient financing for this transaction. No assurance can be given that the Company will be able to obtain financing for the Pine Tree transaction or, if financing is obtained on terms acceptable to the Company, that the transaction will otherwise be consummated. If the Company is unable to obtain financing or otherwise unable to close the transaction, the Company will forfeit its deposit, which could have an adverse effect on the Company.

PART II

Item 6 -  Exhibits and Reports on Form 8-K

          (a)  Exhibits

          No exhibits are filed with this report or are incorporated herein by reference.

          (b) A report on Form 8-K was filed by the Company on May 28, 1999 concerning the Stock Purchase Agreement by and among the Company. PTTC and the principal (95%) stockholder of PTTC.

                                  SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONTINENTAL CHOICE CARE, INC.

Date: August 12, 1999         By:  /s/Steven L. Trenk

                              ------------------------------------
                              Steven L. Trenk
                                   President, and Chief Operating Officer


Date: August 12, 1999         /s/ Mark N. Raab

                              ------------------------------------
                              Mark N. Raab
                                   Chief Financial Officer
                                   Principal Financial Officer