Form 10QSB
period 1999-09-30
CONTINENTAL CHOICE CARE INC
filed 1999-11-12
CIK 922488

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended      September 30, 1999
                                     --------------------------------

                                    - OR -

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


     For the transition period from    to

     Commission File Number            0-24542
                                      -------------------------------------

                         CONTINENTAL CHOICE CARE, INC.
                         -----------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                 NEW JERSEY                         22-3276736
        -------------------------------          ------------------
        (State or Other Jurisdiction of           (I.R.S. Employer
         Incorporation or Organization)          Identification No.)


              35 AIRPORT ROAD
         MORRISTOWN,NEW JERSEY                           07960
 ---------------------------------------               --------
 (Address of Principal Executive Offices)              Zip Code

Registrant's Telephone Number, Including Area Code        (973) 898-9666
                                                          --------------

                                     N.A.
-------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report:

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X         No
            ---------       ----------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes              No
            ---------       ----------

Applicable only to corporate issuers.

Shares outstanding as of November 12, 1999
       3,267,500 shares of common stock, no par value.

Transitional Small Business Disclosure Format:   Yes            No     X
                                                     -------        -------

                 Continental Choice Care, Inc. and Subsidiaries
                                  Form 10-QSB
                               September 30, 1999

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

     The consolidated financial statements and accompanying financial information as of September 30, 1999 and for the three and nine-month periods ended September 30, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form 10-KSB/A filed with the Securities and Exchange Commission.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

ASSETS                                                                      Sept. 30, 1999   Dec. 31, 1998
                                                                            ---------------  -------------
                                                                                     (unaudited)
Current Assets:
Cash and cash equivalents.................................................     $   597,913      $3,058,676
Investments in U.S. Government securities.................................       1,485,180       1,991,658
Accounts receivable, less allowance for doubtful accounts of $45,000
  at September 30, 1999 and $67,000 at December 31, 1998..................         117,836          60,295
Amounts due from officer..................................................         335,000         385,000
Notes receivable..........................................................       1,027,000             -0-
Other current assets......................................................         141,533         202,295
                                                                               -----------      ----------
  Total current assets....................................................       3,704,462       5,697,924
Amounts due from affiliates...............................................         444,258         370,264
Property and equipment, at cost, less accumulated depreciation of
  $227,092 at September 30, 1999 and $154,368 at December 31, 1998........         341,289         560,236
Goodwill and other intangibles, less accumulated amortization of
  $122,320 at September 30, 1999 and $67,943 at December 31, 1998.........         796,988       1,306,352
Pine Tree escrow deposit..................................................         915,000             -0-
Other assets..............................................................          19,305          17,581
                                                                               -----------      ----------
                                                                               $ 6,221,302      $7,952,357
                                                                               ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Lines of credit...........................................................         228,419             -0-
Accounts payable..........................................................       1,038,938         423,415
Accrued expenses..........................................................         946,648         984,976
Current portion of notes payable..........................................         843,675         931,807
                                                                               -----------      ----------
     Total current liabilities............................................       3,057,680       2,340,198
                                                                               -----------      ----------

Notes payable, less current portion.......................................             -0-          86,609
                                                                               -----------      ----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding..             ---             ---
Common stock, no par value, 10,000,000 shares authorized,
  3,267,500 shares issued and outstanding at September 30, 1999
  and 3,237,500 at December 31, 1998......................................       5,645,061       5,524,561
(Accumulated deficit) retained earnings...................................      (2,481,439)            989
                                                                               -----------      ----------
  Total stockholders' equity..............................................       3,163,622       5,525,550
                                                                               -----------      ----------
                                                                               $ 6,221,302      $7,952,357
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

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND (ACCUMULATED DEFICIT) RETAINED EARNINGS
                                  (Unaudited)

                                                                       Three Months Ended               Nine Months Ended
                                                               Sept 30, 1999    Sept. 30, 1998   Sept. 30, 1999      Sept. 30, 1998
                                                               -------------    --------------   --------------      --------------
Revenues from continuing operations
     Consulting services..............                          $    83,331       $   83,331       $   249,993         $   249,993
     Dry cleaning services............                              290,679          371,809         1,133,760             555,980
                                                                -----------       ----------       -----------         -----------
                                                                    374,010          455,140         1,383,753             805,973

Costs of services.....................                              265,141          241,857           904,613             352,973
General and administrative expenses...                              604,542          609,682         2,035,478           1,683,873
Depreciation and amortization.........                               46,454           56,920           146,466              94,007
Interest income, net..................                               (2,861)         (54,104)          (41,450)           (241,497)
Loss on sale of businesses............                              427,665              -0-           427,665                 -0-
Costs of failed acquisition...........                              393,409              -0-           393,409                 -0-
                                                                -----------       ----------       -----------         -----------
     Total costs and expenses.........                            1,734,350          854,355         3,866,181           1,889,356
                                                                -----------       ----------       -----------         -----------

                                                                 (1,360,340)        (399,215)       (2,482,428)         (1,083,383)

Benefit for income taxes..............                                  -0-           (1,932)              -0-             (86,671)
                                                                -----------       ----------       -----------         -----------

Loss from continuing operations.......                           (1,360,340)        (397,283)       (2,482,428)           (996,712)
                                                                -----------       ----------       -----------         -----------

Income from discontinued operations,
 less applicable income taxes of $-0- and
 $690 for three months ended September 30,
 1999 and 1998, respectively and income taxes
 of $-0- and $101,065 for nine months ended
 September 30, 1999 and 1998,
 respectively........................                                   -0-            3,624               -0-             533,605
                                                                -----------       ----------       -----------         -----------

     Net loss.........................                           (1,360,340)        (393,659)       (2,482,428)           (463,107)

(Accumulated deficit) retained earnings,
 Beginning of period..................                           (1,121,099)         713,529               989             782,977
                                                                -----------       ----------       -----------         -----------
 End of period........................                          $(2,481,439)      $  319,870       $(2,481,439)        $   319,870
                                                                ===========       ----------       ===========         -----------

Basic and diluted (loss) income per share:
 Continuing operations................                                $(.42)           $(.12)            $(.76)        $      (.31)
 Discontinued operations..............                                  -0-              -0-               -0-                 .17
                                                                -----------       ----------       -----------         -----------
 Net loss per share...................                                $(.42)           $(.12)            $(.76)        $      (.14)
                                                                ===========       ==========       ===========         ===========

Basic and diluted weighted average
 shares outstanding..........................                     3,267,500        3,237,500         3,260,687           3,237,500
                                                                ===========       ==========       ===========         ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended Sept. 30,
                                                                       1999           1998
                                                                  --------------  -------------
                                                                   (unaudited)     (unaudited)
Cash Flows From Operating Activities:
  Net loss......................................................    $(2,482,428)   $  (463,107)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization.................................        181,549         94,007
  Provision for doubtful accounts...............................         15,000            -0-
  Stock grant and warrants issued...............................        120,500            -0-
  Loss on sale of businesses....................................        427,665            -0-
  Income from discontinued operations, net......................            -0-       (533,605)
  Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable..............        (72,541)        78,518
        Decrease in other assets................................         59,038        305,271
        Increase in amounts due from affiliates.................        (73,994)       (94,000)
        Increase (decrease) in accounts payable.................        615,523       (127,140)
        (Decrease) increase in accrued expenses.................        (65,080)       238,511
        Decrease in income taxes payable........................            -0-        (47,368)
        Repayments from (loans to) officer......................         50,000       (250,000)
                                                                    -----------    -----------
Net cash used in operating activities of continuing operations..     (1,224,768)      (798,913)
                                                                    -----------    -----------

Cash Flows From Investing Activities:
  Issuance of notes receivable..................................     (1,027,000)           -0-
  Pine Tree escrow deposit......................................       (915,000)           -0-
  Amounts repaid by consulting customers........................            -0-      3,168,033
  Purchases of U.S. Government securities.......................     (4,493,522)    (9,647,436)
  Proceeds from sale of U.S. Government securities..............      5,000,000      8,919,429
  Purchases of businesses.......................................            -0-       (582,087)
  Purchases of property and equipment...........................        (17,005)      (143,285)
                                                                    -----------    -----------
Net cash (used in) provided by investing activities.............     (1,452,527)     1,714,654
                                                                    -----------    -----------

Cash Flows From Financing Activities
  Net borrowings under lines of credit..........................        228,419            -0-
  Principal payments on notes payable...........................        (11,887)       (37,038)
                                                                    -----------    -----------
Net cash provided by (used in) financing activities.............        216,532        (37,038)
                                                                    -----------    -----------

Net (decrease) increase in cash and cash equivalents............     (2,460,763)       878,703
Cash and cash equivalents, beginning of year....................      3,058,676        406,909
                                                                    -----------    -----------
Cash and cash equivalents, end of period........................    $   597,913    $ 1,285,612
                                                                    -----------    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for income taxes....................................    $     5,141    $    59,035
                                                                    -----------    ===========
  Cash paid for interest........................................    $    12,896    $    31,126
                                                                    -----------    ===========

Non-Cash Disclosures:
  Loss on sale of business consists of net fixed assets of $140,570, net goodwill of $423,199 and additional accrued rent of $32,205 offset by a reduction in notes payable and accrued interest of $168,309.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of business and discontinued operations:

  In 1997 and 1998, the Company completed the sale of substantially all of its dialysis related assets. In addition, Alpha Administration Corp. ("Alpha"), the operator of the South Bronx Kidney Center, ("Bronx Facility"), and Continental Dialysis Center of the Bronx, Inc. ("CDBI") sold substantially all of their respective assets to IHS. All of the outstanding common stock of Alpha and CDBI is owned by the Company's Chairman, President and Corporate Medical Director ("Certain Executive Officers"). Prior to the sale, the Company provided consulting and administrative services to Alpha and CDBI. The assets of the Upper Manhattan Dialysis Center, Inc. ("UMDC"), a New York corporation to which the Company also provided consulting and administrative services, were not included in this sale transaction (the "IHS Sale"). The aggregate price paid by IHS at the closing of the IHS Sale was approximately $5,120,000. The $5,120,000 purchase price was allocated $2,620,000 to the Company, $900,000 to Alpha and $1,600,000 to CDBI. Substantially all amounts due the Company by Alpha and CDBI for consulting and administrative fees and other amounts have been paid to the Company. However, as of September 30, 1999, approximately $200,000 of consulting fees due from CDBI had not been recorded due to realization uncertainties.

  In April 1998, the Company established a subsidiary, United Dry Cleaning, LLC ("United"), for the purpose of acquiring and operating dry cleaning facilities in the Phoenix, Arizona area. During 1998, United acquired substantially all of the assets of four Arizona dry cleaning businesses. In addition, United opened two dry cleaning stores not related to these transactions which were subsequently closed.

  In July 1999, United sold back substantially all of the assets of two dry cleaning stores United had acquired in July 1998 from G&P Associates, Inc., an Arizona corporation. In consideration of the transaction, G&P Associates, Inc. released a promissory note for $70,000 plus accrued interest United had issued to G&P Associates. Inc. in connection with the original purchase.

  In September 1999, United sold back substantially all of the assets of one dry cleaning store United had acquired in August 1998 from Alyssa's Magic Touch ("Alyssa's"), an Arizona proprietorship. In consideration of the transaction, Alyssa's released the promissory note that United had issued to Alyssa's in connection with the original transaction. At the time of the sale, the note had a balance of $92,854 plus accrued interest.

  In addition, in September 1999, United closed the store it had acquired in May 1998 from Cleaner Headquarters, Inc., an Arizona corporation as well as one of the five stores it had acquired in May 1998 from Ultimate Cleaners Inc., an Arizona corporation. An additional two of the five stores acquired from Ultimate were closed in October, 1999. The Company recognized a net loss from sale of businesses of $427,665 in 1999, which included a write-off of net goodwill of

$423,199 related to these transactions. United, which operates as one segment of the Company, currently operates dry cleaning stores and plants from two locations and provides dry cleaning services to certain hotels.

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

  As of September 30, 1999 and 1998, the basic and dilutive weighted average common shares outstanding were 3,260,687 and 3,237,500 respectively. As of September 30, 1999, there were 1,493,350 of outstanding stock options issued to Directors, officers and employees of the Company as well as 75,000 warrants issued to a financial services provider which were excluded from basic and diluted net income (loss) per share for both periods because the effect would be antidilutive.

(3)  Related party transactions:

  As of December 31, 1998, the Company had advanced $370,264 to TechTron.
During 1999, an additional $73,994 was advanced to TechTron. The Company has obtained notes from TechTron for all of the advances. The majority of the notes issued in connection with these advances bear interest at a rate of 8% and are payable upon demand. Payments on the notes are not anticipated in 1999 due to the fact that TechTron does not expect to earn sufficient revenues to make payment.

  In 1998 and 1997, respectively, the Company loaned $350,000 and $35,000 to the Company's President and Chief Operating Officer. The President and Chief Operating Officer executed promissory notes for these advances which were due and payable in full within one year. In July, 1999, the Company received $50,000 representing payment of the 1997 loan and partial payment of the 1998 advances. The notes relating to the 1998 advances bear interest at a rate imputed by the Internal Revenue Service for instruments having a maturity of one or more years (4.33% to 5.58%). The Company has extended the terms of the notes to be payable prior to December 31, 2000.

  As of September 30, 1999 and December 31, 1998, $109,754 and $115,681,
respectively, was payable to Alpha. At September 30, 1999 and December 31, 1998, $13,601 and $4,083, respectively, was due from CDBI. The Company had a Consulting Services Agreement with

CDBI. The CDBI agreement provided for payments of $20,000 per month. However, there was inadequate cash flow to pay $200,000 in consulting fees due from CDBI which have not been recorded by the Company due to realization uncertainties. Amounts payable to Alpha and due from CDBI are included in accounts payable in the accompanying balance sheets.

  Of amounts due under the agreements with related parties, only consulting fees due the Company from CDBI under the Consulting Services Agreement are in default. The $200,000, representing all consulting fees from the inception of the agreement until the time of the sale of CDBI to IHS, is due the Company from CDBI.

  In addition, several promissory notes and associated guarantees of related parties were in default under the original terms of the notes. As of September 30, 1999, amounts due the Company from Techtron totaled $444,258. Of this amount, $125,868 was secured by a promissory note dated August 9, 1994. Under the original terms of this note, principal and interest were due and payable by December 31, 1996. The terms of the note were amended by the Company to become due and payable on demand. All amounts due from Techtron are guaranteed by Certain Executive Officers. Any demand for payment under the personal guarantees will have to be made by the Company's Board of Directors. The Company's Board of Directors does not currently intend to make demand for payment.

  As of September 30, 1999, all amounts due from Alpha had been paid, except for interest on a promissory note for $300,000 dated April 24, 1994. Principal and interest were originally due April 24, 1999. As of September 30, 1999, $109,754 was payable to Alpha by the Company. The Company intends to offset amounts payable to Alpha with amounts due from Alpha for interest once the Company has determined that there are no outstanding liabilities of Alpha that the Company may be required to pay on Alpha's behalf.

  The Company has obtained a $100,000 revolving line of credit to provide financing for United. The line of credit is with a company of which a Certain Executive Officer is a majority stockholder. As of September 30, 1999, $70,000 of availability remained on the line of credit. The line is primarily secured by all of United's assets.

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

(5) Lines of Credit:

  The Company obtained a $200,000 line of credit to provide additional financing for United. As of September 30, 1999, $1,581 of availability remained on the line of credit. The line is primarily secured by all of United's assets and is further secured by an investor. The line of credit bears interest at a rate of Prime less 1/2% and matures January 31, 2000.

  The Company obtained an additional $100,000 revolving line of credit to provide financing for United. The line of credit is with a company of which a Certain Executive Officer is a majority stockholder. As of September 30, 1999, $70,000 of availability remained on the line of credit. The line is primarily secured by all of United's assets. The line of credit bears interest at a rate of 8% and is payable on demand.

(6) Termination of Proposed Merger:

  On February 5, 1999, the Company and TelaLink Network, Ltd., a privately held Delaware corporation ("TelaLink") executed an Agreement and Plan of Merger ("Merger Agreement") to merge the two companies in a stock-for-stock transaction (the "Merger") to be accounted for under the purchase method of accounting. TelaLink is a telecommunications company which was formed for the purpose of acquiring, consolidating and operating rural telephone companies known as rural local exchange carriers ("RLECs"). Under the terms of the Merger Agreement, Quorum Communications, Inc. ("Quorum"), a wholly owned subsidiary of the Company, was to merge with TelaLink with Quorum being the surviving entity. On June 30, 1999, the merger was approved by the Company's shareholders.

  Under the terms of the Merger Agreement, any party to the Agreement was entitled, as of July 31, 1999, to terminate the proposed merger by giving notice of termination to the remaining parties. On September 21, 1999, the Company terminated the Agreement and Plan of Merger among the Company, TelaLink Network, Ltd. and Quorum. The Company decided to terminate the Merger Agreement upon determining that financing for the proposed transactions would not be available on terms acceptable to the Company. For the nine months ended September 30, 1999, the Company has recorded $393,409 in failed acquisition costs relating to the merger.

  As of the date of termination, the Company had loaned a total of $1,027,000 to TelaLink and its affiliates. These funds were to provide working capital to TelaLink and have been recorded on TelaLink's books as notes payable to the Company and on the Company's books as notes receivable. The notes bear interest at a rate of 12%. The notes are due and payable on April 30, 2000 subject to prior default.

  In addition to amounts loaned to TelaLink, the Company also entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, Pine Tree Telephone and Telegraph Company ("PTTC") and the principal (95%) stockholder of PTTC, whereby the Company would purchase not less than 95% of its issued and outstanding capital stock. PTTC is a telecommunication services provider to areas near Lewiston and Portland, Maine.

  To secure the Company's rights under the Stock Purchase Agreement, the Company deposited the sum of $915,000 in an escrow account. Such funds were to be treated as a non-refundable deposit against the purchase price to be paid by the Company to the stockholders of PTTC at Closing, or otherwise in accordance with the Stock Purchase Agreement. The Company was assigned the opportunity to purchase the Pine Tree capital stock from TelaLink based primarily on the Company's ability to make the $915,000 down payment required under the Stock Purchase Agreement.

  On October 14, 1999, the Company has agreed with a third party to accept return of the Company's down payment of $915,000 plus accrued interest in exchange for the Company's assignment of the Pine Tree contract. Under the terms of the agreement, the Company would also receive repayment of amounts loaned to TelaLink. No assurance can be given that the proposed transaction will be consummated. Failure to consummate the transaction could have an adverse effect on the Company.

(7) Other Matters

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

                      Management's Discussion and Analysis

Results of Operations

  Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998.

  On October 8, 1997, the Company completed the sale of substantially all its New Jersey, New York, Connecticut and Pennsylvania dialysis business assets to IHS of New York, a New York corporation ("IHS"). Following the IHS closing, the Company's sources of revenue included amounts payable for consulting services to be provided to IHS through October 2000, at a rate of approximately $28,000 per month. For the nine months ended September 30, 1999 and 1998, respectively, the Company recognized a total of $249,993 each year for consulting services under this agreement.

  In January 1998, UMDC, a consulting customer of the Company that is 50% owned by Certain Executive Officers, sold substantially all of its assets to Renal Research Institute, LLC ("RRI"). As a result, the Company and UMDC terminated the UMDC Consulting Agreement

(the "UMDC Agreement"). The Company received from UMDC $2,665,000 at the First RRI Closing and a subsequent payment of $310,000. The Company recognized revenues in 1998 of $310,000 from UMDC which are included in income from discontinued operations. There were no such revenues recorded in 1999. Additionally, the Company and certain of UMDC's shareholders became entitled to receive repayment of other amounts due from UMDC and its shareholders, to receive amounts to be earned by UMDC in connection with its continuing business and to receive amounts payable by UMDC pursuant to the Company's Consulting Agreement with UMDC.

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

  Beginning in July 1999, United sold back substantially all of the assets of G&P Associates, Inc. and Alyssa's Magic Touch to their original owners. In addition, United closed the store it acquired from Cleaners Headquarters, Inc. The Company recognized a net loss from sale of businesses of $427,665 in 1999 which included a write-off of net goodwill of $423,199 related to these transactions.

  Since inception in May 1998, United's sales have been below levels originally anticipated by the Company. This reduced level of sales has resulted in lower than planned cash flow. Although the Company has obtained $300,000 in lines of credit for United, United may need additional financing to fund its operations. As of September 30, 1999, a total of $71,581 of availability existed on the lines of credit. The $200,000 line of credit accrues interest at a rate of Prime less 1/2% and matures January 31, 2000. The $100,000 revolving line of credit bears interest at a rate of 8% and is payable on demand.

  The sale and closing of several of United's dry cleaning stores and plants signifies a movement from a multi-retail store and plant operation towards a single plant focused on hotel business. Management believes that in order for United to reach originally anticipated sales levels and cash flow, it must continue to aggressively focus on its existing hotel customers as well as seek out new hotel customers. Management continues to seek ways to reduce United's
costs, primarily payroll and supplies, and to increase revenues.    No assurance
can be given that United will be successful in its efforts to expand its customer base or that United will not need additional financing.

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

  The Company does not expect to receive future operating revenues related to its former dialysis based businesses or from the business of its former consulting customer other than such amounts as it may receive under its consulting agreement with IHS, the consulting agreement between RRI and UMDC and amounts due from UMDC pending consummation of the second closing. Amounts due from UMDC have not been recorded due to realization uncertainties. No assurance can be given that the RRI second closing will occur.

  The Company's United subsidiary recognized revenues of $1,133,760 and $555,980 in 1999 and 1998, respectively. 1998 revenues are lower than in 1999, primarily because United did not commence operations until the second quarter of 1998. Of these amounts, approximately $559,271 and $358,215 or 49% and 64% in 1999 and 1998, respectively, related to dry cleaning services provided by United's dry cleaning facilities, including plants and stores. The remaining $574,489 and $197,765 related to dry cleaning services provided to hotel customers. The Company anticipates that hotels will continue to be a major source of revenue. United continues to target additional businesses in the Phoenix, Arizona area to maximize plant capacity as well as broaden the Company's revenue base.

  Cost of Services

  Cost of services was $904,613 and $352,973 or 80% and 63% of revenues attributable to the Company's dry cleaning business in 1999 and 1998 respectively. 1998 expenses are lower than in 1999, since United did not commence operations until the second quarter of 1998. Cost of services is mostly comprised of $727,555 and $284,778 in salaries and other payroll expenses as well as $128,429 and $63,372 for supplies in 1999 and 1998, respectively.
The increase in cost of services as a percentage of sales is due primarily to a full nine months of depreciation expense in 1999 attributable to the dry cleaning machinery and equipment being allocated to cost of services as well as sales being below levels originally anticipated with a lesser corresponding reduction in staff. Management continues to seek ways to reduce United's costs and to increase revenues.

  General and Administrative Expenses

  General and administrative expenses totaled $2,035,478 in 1999, as compared with

$1,683,873 for the nine months ended September 30, 1998. The net increase of $351,605 is primarily comprised of an increase of $415,077 relating to the Company's dry cleaning businesses and the issuance of 30,000 shares of Common Stock valued at $70,500 to a retiring Director of the Company, offset by a reduction of $127,994 in salaries and other office expenses due to a reduction in corporate staff resulting from the IHS transaction. In connection with the IHS transaction, the Company retained substantially all of its accounts receivable and accounts payable. Accordingly, during the period immediately following the IHS Closing, the Company maintained its accounts receivable and accounts payable personnel. The number of employees employed in those departments decreased throughout 1998.

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

  As of September 30, 1999, the allowance for doubtful accounts was $45,000 as compared with $67,000 at December 31, 1998. Of this allowance, $15,000 relates to the discontinued dialysis treatment business. As a percentage of patient receivables outstanding, such allowance was 100% at September 30, 1999, and 75% at December 31, 1998. Due to the discontinuance of current revenues discussed above and collection activity, the patient accounts receivable have been fully reserved at September 30, 1999.

  As of September 30, 1999, the Company's dry cleaning business had accounts receivable of $148,590. Of the Company's $45,000 allowance at September 30, 1999, $30,000 relates to the dry cleaning business. As a percentage of receivables outstanding, such allowance was 20% at September 30, 1999.

  Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of September 30, 1999 is adequate to absorb possible losses resulting from uncollectible receivables.

  Depreciation and Amortization Expense

  Depreciation and amortization expense for 1999 and 1998 totaled $181,549 ($35,083 of which is included in cost of services) and $94,007. The increase from 1998 resulted from the purchase of the assets in connection with the acquisition of dry cleaning stores and plants by United beginning in the second quarter of 1998 as well as the associated goodwill and other intangibles generated from these transactions.

  Interest Income and Interest Expense

  Net interest income was $41,450 and $241,497 for the nine months ended September 30, 1999 and 1998, respectively. The net decrease of $200,047 is related primarily to the issuance of notes payable in connection with the acquisition of dry cleaning stores and plants by United as well as a reduction of investment income due to cash used in the operating and investing activities of the Company. Interest expense on the Company's debt obligations in both periods was offset by interest earned on the proceeds from the sale of assets to IHS and RRI.

  Provision for Income Taxes

  The provision for federal and state income taxes was $-0- in 1999 and $14,394 in 1998. The effective income tax rate was -0-% and 2% in 1999 and 1998 respectively. All of the Company's deferred tax assets as of September 30, 1999 have been offset by a valuation allowance as a result of the Company's operating results.

  Year 2000

  The Company's outside computer consultants have addressed the Company's Year 2000 issues. The consultants performed an inventory and review of all information systems, both hardware and software. Based on the consultants' recommendations, the Company installed various upgrades to its computer systems including the Company's accounting software. The Company has confirmed that the POS machines and billing systems utilized in the Company's dry cleaning operations are Year 2000 compliant. Although there can be no assurances, the Company does not presently anticipate any material disruptions in its operations. The Company does not currently have information concerning the Year 2000 compliance status of all of its suppliers. In the event the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's operations could be adversely affected.

  The Company's costs relating to Year 2000 system review and upgrade were not significant. There can be, however, no assurance that the Company will not incur significant unforeseen additional expenses to be in compliance. The Company has developed contingency plans based on discussions and information provided by the Company's consultants.

Liquidity and Capital Resources

  The Company experienced a negative net cash flow of $2,460,763 in 1999. Net cash used in operating activities of $1,224,768 related primarily to corporate general and administrative expenses as well as additional expenses including loss on sale of businesses of $427,665 incurred by the dry cleaning business. Net cash used in investing activities of $1,452,527 reflects the proceeds from the sale of U.S. Government securities offset by purchases of U.S. Government securities, the issuance of loans to TelaLink and amounts held in escrow relating to the Pine Tree Stock Purchase Agreement. Net cash provided by financing activities of $216,532 reflects proceeds from borrowing on United's lines of credit offset by principal payments on notes issued in connection with the dry cleaning acquisitions.

  The Company has made advances to certain affiliates and consulting customers. As of

December 31, 1998, the Company had advanced $370,264 to TechTron. During 1999, the Company advanced an additional $73,994 to TechTron. The Company has obtained demand promissory notes from TechTron for all of the advances, of which the majority of notes issued bear an 8% rate of interest. Interest of $62,211 has accrued through September 30, 1999 but has not been recorded due to TechTron's lack of sufficient revenues to make payment. Payments on the notes are not anticipated in 1999 due to the fact that TechTron does not expect to earn sufficient revenue to make payment. All amounts due from TechTron are unsecured and are guaranteed by Certain Executive Officers.

  In conjunction with the sale of UMDC assets to RRI, substantially all amounts due the Company from UMDC for loans, advances, supplies and equipment were paid in January 1998. As of September 30, 1999, amounts due the Company from UMDC totaled $1,764,000, including $1,389,000 for fees generated pursuant to the UMDC Consulting Agreement. To the extent that the RRI Second Closing is consummated, the Company expects to recognize some or all of the consulting and services fees due from UMDC which were not previously recorded due to realization uncertainties. The physician shareholders of UMDC unaffiliated with the Company continue to owe the Company $100,000 in principal plus interest due pursuant to loans from the Company. The Company expects that if consummated, the Company will receive the fees due from the unpaid services as well as amounts due under the physician loans at the RRI Second Closing.

  The Company expects that its cash, cash equivalents and investments in U.S. Government securities will be sufficient to fund the Company's operations through September, 2000.

  Through December 31, 1998, the Company advanced an aggregate of $1,000,000 to fund United's initial operations. In addition, the Company arranged for a $200,000 line of credit and subsequent $100,000 revolving line of credit for United to provide additional financing. As of September 30, 1999, a total of $70,581 was available under these lines of credit. The lines are primarily secured by all of United's assets. The $200,000 line of credit is further secured by assets of an unrelated entity that is an equity investor in United. The $200,000 line of credit bears interest at a rate of Prime less 1/2% and matures January 31, 2000. The $100,000 revolving line of credit bears interest at a rate of 8% and is payable on demand. In connection with United's acquisition of dry cleaning stores in Arizona, the Company incurred notes payable in the aggregate of approximately $1,064,000. Of this amount, United has been released from $179,000 of its original obligations under these notes due to the sale back of certain dry cleaning stores and plants to their original owners.

  As of September 30, 1999 and prior to the termination of the merger between the Company and TelaLink Network, Ltd ("TelaLink"), the Company had loaned $1,027,000 to TelaLink. These funds were advanced to provide working capital to TelaLink. Amounts advanced to TelaLink are reflected as notes receivable in the accompanying consolidated balance sheets. There can be no guarantee that the Company will be repaid amounts loaned to TelaLink in connection with the merger. Failure of the Company to receive payment through assignment of its interest in the TelaLink transaction could have an adverse effect on the Company.

  In connection with the Stock Purchase Agreement by and among the Company, Pine Tree Telephone and Telegraph Company and the principal (95%) stockholder of PTTC, the Company has deposited the sum of $915,000 in an escrow account. If the Company is unable to assign its interest in the Pine Tree transaction on terms acceptable to the Company, the Company will forfeit its deposit, which could have an adverse effect on the Company.

PART II

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

     No exhibits are filed with this report or are incorporated herein by reference.

     (b) A report on Form 8-K was filed by the Company on September 30, 1999 concerning the termination of the Agreement and Plan of Merger among the Company, TelaLink Network, Ltd. and Quorum Communications, Inc., a wholly owned subsidiary of the Company.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CONTINENTAL CHOICE CARE, INC.

Date: November 12, 1999             By:  /s/Steven L. Trenk
                              ____________________________________
                              Steven L. Trenk
                                    President, and Chief Operating Officer


Date: November 12, 1999             /s/ Mark N. Raab
                              ____________________________________
                              Mark N. Raab
                                    Chief Financial Officer
                                           Principal Financial Officer