Form 10KSB
period 1999-12-31
CONTINENTAL CHOICE CARE INC
filed 2000-03-31
CIK 922488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X]   Annual report pursuant to section 13 or 15(d) of the Securities
             Exchange Act Of 1934 for the fiscal year ended December 31, 1999
                                              Or
   [ ]  Transition report pursuant to section 13 or 15(d) of the Securities
             Exchange Act Of 1934 for the transition period from_________ to ___________

                          COMMISSION FILE NO. 0-245424

                          CONTINENTAL CHOICE CARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                        NEW JERSEY                          22-3276736
                (State or other jurisdiction of          (I.R.S. Employer
                 corporation or organization            Identification No.)

         44 ASPEN DRIVE, LIVINGSTON, NEW JERSEY               07039
         (Address of principal executive offices)           (Zip Code)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973-422-1666)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,692,662.

As of March 6, 2000, 3,267,500 common shares were outstanding, and the aggregate market value of the common shares of Continental Choice Care, Inc. held by non-affiliates was approximately $12,343,125.

                       DOCUMENTS INCORPORATED BY REFERENCE

    DOCUMENT INCORPORATED                              PART OF REPORT
        BY REFERENCE                               INTO WHICH INCORPORATED

Proxy Statement for 2000 Annual Meeting
of Shareholders                                         Part III

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X ]

         FORWARD LOOKING STATEMENTS

         When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business - Dry Cleaning Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 1. BUSINESS


OVERVIEW

         FORMATION

         The Company was incorporated as a New Jersey corporation in 1993.

DRY CLEANING BUSINESS

         During the second quarter of 1998, the Company established a subsidiary, United Dry Cleaning, L.L.C. ("United") for the purpose of acquiring and operating dry cleaning facilities initially in the Phoenix, Arizona area. This area was selected for its rapid growth in construction and development and increase in population, which, management believed, would provide United with growth potential. The Company committed an aggregate of $1,000,000 to fund United's initial operations. By early 1999, United owned and operated dry cleaning plants and stores from eleven locations in the Phoenix area. Commencing in the first quarter of 1999 the Company began to divest itself of the retail dry cleaning business in order to concentrate on providing services to the hospitality industry.

         Ownership of dry cleaning establishments has historically been concentrated within a small business "mom and pop" environment. These businesses historically concentrated primarily on the retail consumer market. The average dry cleaner is either stand-alone or privately owned as part of a very small group, i.e., two or three locations. Single store cleaners generally contain their own cleaning plant while multiple unit cleaners generally have more than one cleaning plant and may have additional "drop only" stores.

         ACQUISITION OF DRY CLEANING BUSINESSES

         In May 1998, United acquired substantially all of the assets of Ultimate Cleaners, Inc.("Ultimate"), an Arizona corporation, other than Ultimate's cash and accounts receivable. The assets acquired from Ultimate included dry cleaning operations at six facilities, which included two dry cleaning plants and four drop stores. All facilities were located at leased locations in Arizona. Except for Ultimate's obligation under certain of its real property leases, United assumed substantially no liabilities.

         The original aggregate purchase price for the assets of Ultimate was $1,420,000, of which $350,000 was paid as cash consideration at closing and $20,000 was payable over a period of 20 months. The remainder was paid in the form of a promissory note (the "Ultimate Note") in the principal amount of $1,050,000 bearing interest at a rate of 10% per annum with a term of ten years. Under the terms of a Mutual Release and Settlement Agreement ("Settlement Agreement") entered into between Ultimate and United in November 1998, the outstanding principal amount due under the promissory note was reduced by $165,493 and the term of the promissory note was reduced to seven and one half years. In addition, United agreed to pay approximately $3,166 per month over the six months immediately following the date of the Settlement Agreement in settlement of all other sums due or claimed to be due by Ultimate under the Asset Purchase Agreement and otherwise. The obligations of the parties pursuant to an Employment Agreement between United and the former principal of Ultimate were also terminated. Following the settlement, United refused to make payments under the Ultimate Note and the former owners of Ultimate have commenced an action against United. See "Item 3. Legal Proceedings."

         In May 1998, United also acquired substantially all of the assets of Cleaner Headquarters, Inc., an Arizona corporation. Cleaner Headquarters, Inc. conducted dry cleaning operations from one location in Arizona. The all cash purchase price for the assets was $15,000.

         In July 1998, United acquired substantially all of the assets of G & P Associates, Inc. an Arizona corporation, which conducted dry cleaning operations from two leased locations in Arizona. The aggregate purchase price for the assets was $165,750, of which $95,750 was paid at closing and $70,000 was paid in the form of a promissory note bearing an interest rate of 10% per annum with a term of two years.

         In August 1998, United acquired substantially all of the assets of Alyssa's Magic Touch, an Arizona proprietorship, which conducted dry cleaning operations from a leased location in Arizona. The aggregate purchase price for the assets was $224,000, of which $115,000 was paid at closing and $109,000 was paid in the form of a promissory note bearing an interest rate of 10% per annum with a term of five years.

         These acquisitions were accounted for as purchases and have been included in the Company's consolidated financial statements since the dates of acquisition.

         DISPOSITION OF RETAIL BUSINESS

         During the first three quarters of 1999, United closed six of the eleven retail facilities it had acquired or formed during 1998. During the same period, United sold three retail facilities back to the original sellers. The sales were made in consideration of the release of United's obligations under the purchase price promissory notes executed in connection with the original purchases. The aggregate amount of principal and interest outstanding under the promissory notes at the time of the sales was $168,307.

         The Company recognized a net loss from sale of business related to these transactions of $453,662 in 1999, which included net fixed assets of $161,029, a write-off of net goodwill of $423,198 and the recording of rental obligations of $37,742 offset by a reduction in notes payable and accrued interest of $168,307.

         HOSPITALITY BUSINESS

         Since inception, the Company's sales and margin from its dry cleaning operations have been below levels originally anticipated by the Company. This reduced level of sales and margin, directly related to increased costs and competition in the retail drop store market, resulted in lower than planned cash flow. As a result, the Company arranged for a $200,000 secured line of credit from a bank, which was subsequently repaid in 1999 by the liquidation of assets under a guarantee with a company in which the Chairman of the Company is the founding partner. The line had an interest rate of Prime less 1/2 % and was to mature January 31, 2000. In 1999, the Company arranged additional financing with lines of credit aggregating $350,000 to fund the dry cleaning daily operations. Both lines of credit are with companies owned by the Chairman of the Company. The lines of credit bear interest at a rate of 8% per annum and are payable on demand. Although the Company's retail drop store business underperformed, through a sales and marketing campaign, the Company increased its number of total hotel customers from approximately 35 at acquisition of the business to approximately 145 hotel customers as of March 6, 2000. Hotel customers require guest, drapery and linen services and the Company believes it can develop this niche within the Phoenix, Arizona dry cleaning market. Through December 31, 1999, the Company recorded $741,973 in sales to hotel customers, representing 55% of total sales. Management has concluded that in order for the Company's dry cleaning business to be successful, the Company must continue to focus on its existing hotel customer base as well as seek out new hotel customers.

         On November 16, 1999, the Company sold its majority interest in United to UDC Acquisition Corp, Inc. ("UDC Acquisition"), an Arizona corporation, pursuant to terms of a Stock Purchase Agreement. At the time of the sale, United operated a single plant and drop store from a leased location. The majority of the outstanding common stock of UDC Acquisition was purchased by Jeffrey M. Trenk, brother of Steven L. Trenk, son of Alvin S. Trenk and nephew of Martin G. Jacobs M.D., (collectively, the "Certain Executive Officers.") The aggregate purchase price for the Company's stock interest, $10,000, was offset against amounts due to Jeffrey M. Trenk from the Company. The sale included net fixed assets of $199,292, a write-off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015.

         At the time of sale, United had fixed assets of approximately $200,000, primarily machinery and equipment acquired by United from Ultimate. However, the former owner of Ultimate is currently seeking to foreclose on the assets which it sold to United as a result of United's non-payment on the note issued in connection with the purchase of Ultimate. See Item 3. Legal Proceedings.

         In November 1999, the Company formed a new subsidiary, Valet-USA, Inc. ("Valet") to provide dry cleaning services to focus primarily on the hospitality industry in the Phoenix, Arizona area. Valet purchased certain capital assets from United as well as certain inventory related to the hotel business pursuant to the terms of an Asset Purchase and Sale Agreement dated November 15, 1999. Except for United's obligations under a property lease relating to a dry cleaning plant and drop store, Valet assumed substantially no liabilities from United. In connection with the transaction, the Company forgave $200,000 of debt due from United to the Company. Due to the nature of the transaction, no gain or loss on the transaction was recorded by either subsidiary company. Valet currently operates a single plant and drop store from a leased location.


         Valet was formed as part of the Company's focus on servicing the hospitality industry, as opposed to the retail customer market. Management believes they can generate higher revenues from the hospitality business than previously derived from the retail business. Further, management believes the Company will benefit from a reduction in employee payroll and benefit expenses, as well as the elimination of most retail advertising.

TELECOMMUNICATIONS MERGER

         On February 5, 1999, the Company and TelaLink Network, Ltd., a privately held Delaware corporation ("TelaLink") executed an Agreement and Plan of Merger ("Merger Agreement") to merge the two companies in a stock-for-stock transaction (the "Merger"). TelaLink is a telecommunications company which was formed for the purpose of acquiring, consolidating and operating rural telephone companies known as rural local exchange carriers ("RLECs"). Under the terms of the Merger Agreement, TelaLink was to merge into Quorum Communications, Inc. ("Quorum"), a wholly owned subsidiary of the Company. On June 30, 1999, the merger was approved by the Company's stockholders.

         On September 21, 1999, the Company terminated the Merger Agreement upon determining that financing for the proposed transaction would not be available on terms acceptable to the Company. During 1999, the Company recorded $272,173 in failed acquisition costs consisting primarily of legal and accounting expenses relating to the merger.

         As of the date of termination, the Company had loaned a total of $1,027,000 to TelaLink and its affiliates to provide working capital pursuant to promissory notes. The notes bore interest at a rate of 12% and were due and payable on April 30, 2000.

         In addition to amounts loaned to TelaLink, the Company also entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, Pine Tree Telephone and Telegraph Company ("PTTC") and the principal (95%) stockholder of PTTC, whereby the Company agreed to purchase not less than 95% of PTTC's issued and outstanding capital stock. PTTC is a telecommunication services provider to areas near Lewiston and Portland, Maine. To secure the Company's rights under the Stock Purchase Agreement, the Company deposited the sum of $915,000 in an escrow account. The deposit was to be treated as a non-refundable deposit against the purchase price to be paid by the Company at closing, or otherwise in accordance with the Stock Purchase Agreement.

         At a closing on January 19, 2000, the Company received $1,463,800 and subsequently received $1,538 pursuant to the terms of an Inter-Party Agreement by and among the Company, Quorum, TelaLink and Country Road Communications, Inc. ("Country Road"), The Prudential Insurance Company of America and various other third parties. Under the terms of the agreement, the Company sold its interest in the various TelaLink notes totaling $1,027,000 to Country Road for a purchase price of up to $1,100,000, of which $500,000 was paid at closing and the balance will be paid in the form of a promissory note. The note bears interest at a rate of 6.5% per annum and matures on January 19, 2005. Interest is due and payable in annual installments payable on January 19, 2001 and on each anniversary thereafter up to and including the maturity date. Country Road has the right to prepay the note. If Country Road makes aggregate payments equal to $500,000 plus accrued and unpaid interest thereon prior to the second anniversary of the note date, then the obligation will be considered to be deemed satisfied in full. Under certain conditions, Country Road may be required to prepay a principal amount of $500,000 plus accrued and unpaid interest.

         At the closing, the Company received reimbursement of the $915,000 PTTC deposit plus accrued interest of $50,338 accrued at a rate of 8% from the date of deposit, in exchange for the Company assigning all of its rights and obligations under the Stock Purchase Agreement. Interest of $46,528 relating to 1999 has been recorded by the Company in 1999 and offset against failed acquisition costs relating to the merger.

         In connection with the closing and as part of a separate settlement agreement, the Company became obligated at the time of closing to issue 100,000 shares of the Company's common stock to a third party equity investor of TelaLink Network, Ltd. in exchange for the release of any and all claims and liens that it may have the right to assert against Telalink and the Company.

         Additionally, as part of the Inter-Party Agreement, the Company assigned its rights and obligations under its current office space lease to Country Road. The Company also executed a sublease pursuant to which the Company sublet its current office space from Country Road for a term ending on March 28, 2000.

RECENT DEVELOPMENTS

         PROPOSED ALLIANCE

         On March 22, 2000, the Company executed a letter of intent to form a strategic alliance with Alliant Technologies, Inc. ("Alliant"). Through this proposed alliance, the Company expects to invest in early stage Internet companies. Alliant is a provider of Internet technology solutions for businesses that offer a complete range of services, including strategic business consulting, e-commerce application development, business process engineering and infrastructure engineering. Under the terms of the letter of intent, (i) Alliant would provide the Company and its clients with discounted services; (ii) the Company would obtain 25 percent of the outstanding securities of Little Universe, LLC, a start-up Internet Portal; and (iii) the Company would be given the opportunity to purchase up to two percent of the equity of Technology Keiretsu, LLC, an Internet technology Company. The Company would pay an aggregate of $250,000 and issue a warrant to Alliant to purchase 50,000 shares of the Company's common stock at a price of $3.00 per share. Further, any investment in Technology Keiretsu is expected to be made at a pre-investment valuation of that company of $25 million. The letter of intent, which is not a legally binding obligation of the parties, is subject to the preparation and execution of definitive agreements. No assurance can be given that such definitive agreements will be executed or that any definitive agreements will not contain substantially different terms and conditions than those contained in the letter of intent.

DISCONTINUED OPERATIONS

         FORMER DIALYSIS TREATMENT BUSINESS

         Until October 1997, the Company was engaged primarily in the dialysis treatment business. The Company and its subsidiaries provided equipment, services and supplies to individuals in their homes and other residential alternative sites, including prisons and nursing homes and provided acute care dialysis placement services. The Company also owned and operated a center to train individual patients in the self-administration of peritoneal dialysis treatments. The Company was also engaged in providing consulting and administrative services to customers (the "Consulting Customers") that provide dialysis treatments to patients at and from in-center facilities owned and operated by the customers. The Consulting Customers included Upper Manhattan Dialysis Center, Inc. ("UMDC"), Alpha Administration Corp. ("Alpha") and Continental Dialysis Center of the Bronx, Inc. ("CDBI"), each of which is a New York corporation. All of the outstanding common stock of Alpha and CDBI and 50% of the outstanding common stock of UMDC is owned by Alvin S. Trenk, Steven L. Trenk and Martin G. Jacobs, M.D., the Company's Chairman, President and Corporate Medical Director, respectively (collectively, "Certain Executive Officers"). The Company sold substantially all of its assets relating to the dialysis treatment business in October 1997. Alpha and CDBI also sold substantially all of their respective assets at that time. UMDC, the Company's remaining Consulting Customer, sold substantially all of its assets in January 1998, subject to state regulatory approval (which is still pending). The Company also established an 80% owned subsidiary, Renal Management, Inc. ("RMI"), to engage in renal disease and nephrology practice management. RMI did not conduct any substantive business nor enter into any agreements with customers. In December 1998, the Company sold its interest in RMI to Renal Disease Management, Inc. in exchange for shares of that company's common stock.

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

         At the First RRI Closing, RRI paid approximately $4,174,000, in partial payment of an aggregate purchase price (inclusive of payments for a covenant not to compete) of approximately $7,984,000, for the assets of UMDC. UMDC retained its accounts receivable, cash and cash equivalents in the transaction, as well as certain liabilities of UMDC outstanding as of the date of the First RRI Closing. Under the terms of the RRI Purchase Agreement, Beth Israel Medical Center has applied for state regulatory approval (the "NY Approval") to own and operate the in-center dialysis facility currently operated by UMDC. In the event the NY Approval is received, RRI is expected to promptly pay the remainder of the purchase price for the assets of UMDC at a second closing (the "RRI Second Closing"). The aggregate purchase price paid as of the RRI Second Closing is expected to be reduced by the net value of certain current assets retained by UMDC as of the RRI Second Closing.

         Subject to the NY Approval, the Company expects to receive an aggregate of approximately $4,500,000 from UMDC from the proceeds of the transaction and from the operations of UMDC. At the time of the First RRI Closing, the Company received approximately $2,665,000. In 1998, the Company received additional payments aggregating $310,000 from UMDC. There were no additional payments in 1999.

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

UMDC has advised the Company that in 1998 and 1999, respectively, UMDC earned aggregate net income of approximately $308,000 and $336,000 under the RRI Consulting Agreement. In February 2000, the Company was notified that UMDC received payment of $672,000 from RRI representing all amounts accrued under the RRI Consulting Agreement through January 31, 2000.

         Pursuant to the terms of an agreement among the Company, UMDC and the stockholders of UMDC, the parties agreed that all amounts payable to UMDC after the First RRI Closing would generally be distributed first to the Company in the amount of $516,663, second to the physician shareholders of UMDC in the amount of $135,000, third to the Company in the amount of $270,000 and thereafter 50% of each dollar will be paid to the Company. The agreement provides that 50% of amounts in excess of $5,000,000 are to be paid to Certain Executive Officers. Certain Executive Officers generally assigned such monies to the Company and the Company agreed to indemnify the Certain Executive Officers for any tax liability arising from such assignment.

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

         The purchase price for the assets was $5,120,000, of which $125,000 remains in an escrow to secure the indemnity obligations of the IHS Sellers to IHS. IHS asserted a claim of approximately $142,000 for indemnification of certain liabilities not assumed by IHS as part of the IHS Purchase Agreement. The Company has responded to IHS's claim and is currently defending against the claim.

         The Company and IHS entered into a consulting agreement (the "IHS Consulting Agreement"). Under the terms of the IHS Consulting Agreement, the Company provided the consulting services of certain Executive Officers to IHS for a period of three years from the closing date in exchange for aggregate payments of $1,000,000 from IHS to the Company payable over the term of the IHS Consulting Agreement. The IHS Consulting Agreement may be terminated by IHS in the event the Company is unable to provide the services of two or more of the Certain Executive Officers or upon a breach by the Company or the Certain Executive Officers of the terms of the IHS Consulting Agreement.

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

GOVERNMENTAL REGULATION

         GENERAL HEALTH CARE REGULATION

         The Company's former business operations were, and the operations of UMDC are subject to extensive governmental regulations at the federal, state and local levels. The laws, rules and regulations which govern its consulting customers are very broad and are subject to continuing change and interpretation. There is also an absence of regulations or decisions specifically addressing the dialysis business. Thus, it is possible that certain of the Company's or UMDC's past or present contractual arrangements or business practices might be challenged, and if so successfully challenged, there can be no assurance that the Company would not be adversely affected.

         The Company provided consulting services to certain facilities that are administered by corporations and/or physicians who are not under the direct control of the Company. Because the Company does not have control over the actions of such corporations and physicians who render services, the Company is subject to the risk that such corporations or physicians may have violated federal, state or local laws and regulations including Medicare and Medicaid laws without the knowledge or consent of the Company. Limited violations may have occurred at such facilities in the past.

         ENVIRONMENTAL LAWS

         The Company's former operations were and its current dry cleaning operations are subject to various state hazardous waste disposal laws. The Company disposed of its medical waste through hazardous waste vendors which are primarily responsible for compliance with such laws. Those laws in effect during the period in which the Company was engaged in the provision of dialysis related services did not classify most of the waste produced during the provision of dialysis services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. The dry cleaning business uses various cleaning chemicals which are classified as hazardous substances under applicable state and federal regulations. Management believes that all hazardous substances used in the dry cleaning operations are handled in accordance with applicable laws, rules and regulations.

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

         The Company's former dialysis operations were subject to a wide variety of other federal, state and local environmental laws and regulations. Among the types of general regulatory requirements faced by health care providers are as follows: air and water quality control requirements; waste management requirements; specific regulatory requirements applicable to asbestos, polychlorinated biphenyls, and radioactive substances; requirements for providing notice to employees and members of the public about hazardous materials and wastes; and certain other requirements.

         The Company believes that it is and was in substantial compliance with all applicable environmental regulatory requirements, and is not aware of any noncompliance with applicable environmental regulatory requirements which could have a material adverse effect on the Company.

COMPETITION

         The Company's dry cleaning business faces competition from many individual and franchised cleaners. The cost of entry into the dry cleaning business is relatively low. It requires only a low or semi skilled labor force which management believes is generally available at low to moderate wages in the Phoenix, Arizona area. The Company believes it can compete by targeting the hospitality industry. Nonetheless, the Company's dry cleaning business faces substantial local competition from smaller and similar sized competitors.

EMPLOYEES

         As of March 6, 2000, the Company employed 6 full-time employees, including officers, at its corporate offices. In addition, as of that date, Valet employed 25 full-time and 1 part-time employees. No employees are covered by collective bargaining agreements, and the Company considers its employee relations to be good.

LIABILITY INSURANCE

         The Company carries property, general liability and professional liability insurance in amounts and coverage deemed adequate by management. However, there can be no assurance that any future claims will not exceed applicable insurance coverage. Furthermore, no assurance can be given that liability insurance will continue to be available at a reasonable cost.


ITEM 2.  PROPERTIES

         The Company's corporate headquarters during 1999 consisted of 3,500 square feet of leased office space located in Morristown, New Jersey. The lease provided for a base annual rent of approximately $70,000, and expired January 31, 2006. As part of the Inter-Party Agreement executed at the January 19, 2000 closing, (see "Telecommunications Merger"), the Company assigned its rights and obligations under this lease. The corporate headquarters currently consists of approximately 1,000 square feet located in Livingston, New Jersey. This space is part of the personal residence of the Chairman of the Company and is not subject to a lease. The Company's subsidiary, Valet, conducts dry cleaning operations from a single leased plant and store location comprising approximately 3,600 square feet. The lease provides for a base annual rent of $69,223 and expires February 29, 2004. Management believes that alternative facilities are readily available in the location in which Valet conducts business.

ITEM 3.  LEGAL PROCEEDINGS

         In November 1998, United delivered a promissory note in the principal amount of approximately $850,000 to Ultimate Cleaners, Inc. in connection with the Settlement Agreement (See "Item 1. Business - Dry Cleaning Business"). The former owners of Ultimate Cleaners, Inc. have brought an action in Arizona state court to accelerate the promissory note and for certain related costs. The plaintiff also seeks to foreclose on the assets which it sold to United. United is defending against the claim and has raised counterclaims. The Company is not currently a party to any material pending legal proceeding.

         Many aspects of the former businesses of the Company and its subsidiaries involved risks of potential liability. The Company and its subsidiaries and affiliates may be subject to actions by patients and are subject to actions by employees in the normal course of the Company's and the subsidiaries' respective former businesses, including actions grounded in personal injury. Further, the Company and its subsidiaries may, from time to time, be involved in proceedings with, and investigations by, governmental agencies relating to licensure and to the Federal, state and local laws, rules and regulations under which the Company and its subsidiaries operated. Management believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.


PART II

ITEM 5.  MARKET FOR COMPANY COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         Effective October 30, 1998, Nasdaq caused the Company's common stock
(CCCI) and the Company's Common Stock Purchase Warrants (CCCIW) and the Company's Units, each comprised of one share of Common Stock and one Common Stock Purchase Warrant, (CCCIU) to cease trading on the Nasdaq National Market and to commence trading in the NASDAQ SmallCap Market. On July 20, 1999, the Company's warrants that were issued in connection with the Company's initial public offering on July 27, 1994 expired. There were approximately 24 holders of record of the Company's common stock as of March 2, 2000. The following table sets forth the closing high and low bids for each of the securities for each quarter following the quarter ended December 31, 1997. The figures set forth below were obtained from the National Association of Securities Dealers (NASD) "Monthly Market Summary Reports".



                                 COMMON STOCK                      WARRANTS                   UNITS
THREE MONTHS ENDED                 (CCCI)                          (CCCIW)                   (CCCIU)
------------------                 ------                          -------                   -------

                                  HIGH          LOW              HIGH     LOW            HIGH         LOW
                                  ----          ---              ----     ---            ----         ---
December 31, 1999                 2-7/16       2                 N/A      N/A            N/A        N/A
September 30, 1999                3-1/8        2-7/8             N/A      N/A            N/A        N/A
June 30, 1999                     4-1/16       3-3/4             13/32    1/8            4-3/8      4
March 31, 1999                    2-11/16      2-1/4             3/16     3/32           2-25/32    2-11/32
December 31, 1998                 2-1/4        1-27/32           1/8      1/32           2-9/32     1-15/16
September 30, 1998                2-1/4        1-11/16           1/8      1/32           2-1/4      1-11/16
June 30, 1998                     2-7/16       1-13/16           1/8      1/32           2-7/16     2-1/32
March 31, 1998                    2-1/4        1-7/16            1/16     1/32           2-1/16     1-5/16


         On April 26, 1999, the Company granted warrants to purchase up to an aggregate of seventy-five thousand (75,000) shares of its common stock to a financial services provider at an exercise price of $2.625, which was the fair market value on the date of grant. The Company recorded $50,000 in expense related to these warrants in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. This sale was a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended (the "Act").

         On January 3, 2000, the Company granted warrants to purchase up to an aggregate of one hundred thousand (100,000) shares of its common stock to a financial services provider in which the Chairman is a founding partner at an exercise price of $2.00, which was the fair market value on the date of grant, in exchange for professional services to assist the Company in future transactions. This ales was a private placement exempt from registration pursuant to section 4(2) of the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         Year Ended December 31, 1999 Compared With Year Ended December 31,
1998.

         At the IHS Closing on October 8, 1997, the Company completed the sale of its New Jersey, New York, Connecticut and Pennsylvania dialysis business assets to IHS. Following the IHS Closing, the Company's sources of revenue included amounts payable for consulting services available to IHS through October 2000, at a rate of $27,777 per month. In 1999 and 1998, the Company recognized $333,324 per year for consulting services under this agreement.

         In January 1998, UMDC, a Consulting Customer of the Company that is 50% owned by Certain Executive Officers, sold substantially all of its assets to RRI. As a result, the Company and UMDC terminated the UMDC Consulting Agreement (the "UMDC Agreement"). The Company received from UMDC approximately $2,665,000 at the First RRI Closing and a subsequent payment of $310,000 in 1998. There were no additional payments in 1999. The Company recognized revenues in 1999 and 1998, respectively, of $0 and $310,000 from UMDC. Additionally, the Company and certain of UMDC's shareholders became entitled to receive repayments of other amounts due from UMDC and its shareholders, to receive amounts to be earned by UMDC in connection with its continuing business and to receive amounts payable by UMDC pursuant to the Company's Consulting Agreement with UMDC. See "Item 1. Business - Discontinued Operations."

         The proceeds from the IHS Closing, the IHS Consulting Agreement and the RRI Transaction were invested by the Company in U.S. Government securities and money market funds. No assurance can be given that the Company will continue to receive income from the IHS Consulting Agreement or from the continued operations of UMDC.

         Beginning in May 1998, the Company began acquiring dry cleaning businesses through a newly formed subsidiary, United Dry Cleaning, L.L.C. ("United") in the Phoenix, Arizona area. This area was selected for its rapid growth in construction and development and increase in population, which provided United with growth potential. United's objective was to capitalize on the trend toward consolidation of small closely held companies where critical mass could be achieved with limited capital expenditure.

         During the first three quarters of 1999, United closed six of the eleven retail facilities it had acquired or formed during 1998. During the same period, United sold three retail facilities back to the original sellers. The sales were made in consideration of the release of United's obligations under the purchase price promissory notes executed in connection with the original purchases. The aggregate amount of principal and interest outstanding under the promissory notes at the time of the sales was $168,307. The Company recognized a net loss from sale of business related to these transactions of $453,662 in 1999, which included net fixed assets of $161,029, a write-off of net goodwill of $423,198 and the recording of rental obligations of $37,742 offset by a reduction in notes payable and accrued interest of $168,307. On November 16, 1999, the Company sold its majority interest in United to UDC Acquisition, pursuant to terms of a stock purchase agreement.

         In November 1999, the Company formed a new subsidiary, Valet-USA, Inc. ("Valet"), to provide dry cleaning services to focus primarily on the hospitality industry in the Phoenix, Arizona area. As of March 6, 2000, Valet provides guest, drapery and linen dry cleaning services to approximately 145 hotel customers in the Phoenix area. The Company believes that it can generate higher revenues from the hospitality business than it derived from the retail business. Further, management believes the Company will benefit due to a reduction in personnel, supplies, capital equipment lease obligations and real property leases as a result of the sale of the retail business. Valet currently operates a single plant and drop store from a leased location.

         REVENUES

         Prior to the IHS and RRI First Closing, the Company provided certain services in New York through consulting, administrative, or subcontracting service arrangements with the Consulting Customers. The Consulting Customers were partially or 100% owned by the Certain Executive Officers. Under the Company's agreements with its Consulting Customers, the Company provided various administrative and consulting services in addition to equipment and supplies. In exchange for these services, the Company was entitled to a monthly fee, as well as reimbursement of the Company's direct costs for equipment and supplies. The Company's Consulting and Service Agreements with UMDC, Alpha and CDBI provided for payments of $33,333, $20,000 and $20,000 per month, respectively. In 1998, the Company recorded $310,000 in additional revenues related to payments from UMDC subsequent to the First RRI Closing, not previously recorded due to realization uncertainties. Such amount has been included in income from discontinued operations in the accompanying Consolidated Statement of Operations.

         The Company does not expect to receive future operating revenues related to its former dialysis based businesses or from the business of its former Consulting Customers other than such amounts as it may receive under its consulting agreement with IHS, the consulting agreement between RRI and UMDC and amounts due from UMDC pending consummation of the second closing.

         The Company's dry cleaning business recorded revenues of $1,359,338 in 1999 and $965,700 from the period of acquisition to December 31, 1998. Of these revenues, approximately $617,365 or 45% and $616,000 or 64% related to retail dry cleaning services provided by stores in 1999 and 1998, respectively, while the remaining $741,973 and $349,700 related to dry cleaning services provided to hotel customers. The Company anticipates that hotels will be the primary source of revenue for Valet. Valet continues to target additional hotels in the Phoenix, Arizona area to maximize plant capacity.

         COST OF SERVICES

         Cost of services was $1,281,682 and $678,761 or 94% and 70% of revenues attributable to the Company's dry cleaning business in 1999 and 1998, respectively. Cost of services is mostly comprised of $923,736 and $532,154 in salaries and other payroll expenses as well as $157,735 and $111,578 for supplies in 1999 and 1998, respectively. In addition, $40,328 and $25,171 of depreciation expense attributable to the dry cleaning business machinery and equipment has been allocated to cost of services in 1999 and 1998, respectively. This increase in cost of services as a percentage of sales is due primarily to sales being below levels originally anticipated with a lesser corresponding reduction in staff. The Company expects costs related to the dry cleaning business to decline due to a reduction in personnel, supplies, capital equipment lease obligations and real property leases as a result of the sale of the retail dry cleaning business.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses totaled $2,460,757 in 1999, as compared with $2,021,662 for 1998. The net increase of $439,095 is primarily comprised of an increase of $228,257 relating to the Company's dry cleaning businesses, the issuance of 30,000 shares of Common Stock valued at $70,500 to a Director of the Company and the issuance of 75,000 warrants valued at $50,000 to a financial services provider, offset by a reduction of $159,082 in salaries and other office expenses due to a reduction in corporate staff resulting from the IHS transaction. In connection with the IHS transaction, the Company retained substantially all of its accounts receivable and accounts payable. Accordingly, during the period immediately following the IHS Closing, the Company maintained its accounts receivable and accounts payable personnel. The number of employees employed in those departments decreased throughout 1998 and 1999.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         A provision for doubtful accounts was recorded to the extent deemed to be adequate to absorb possible losses resulting from uncollectible receivables. The Company reviews individual accounts and a reserve is established to reflect any amounts considered doubtful of collection based on the Company's knowledge of specific payors, an analysis of the aging of the accounts, as well as past experience with the accounts under review.

         As of December 31, 1999 and 1998, the Company's dry cleaning business had accounts receivable of $96,581 and $107,957, respectively. As a percentage of receivables outstanding, the allowance relating to the dry cleaning business was 14% and 49%, respectively.

         Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of December 31, 1999 is adequate to absorb possible losses resulting from uncollectible receivables.

         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense for 1999 totaled $206,850, of which $40,328 of depreciation expense relating to the dry cleaning business is included in cost of services. The increase of $60,258 from 1998 is due to amortization and depreciation of fixed and intangible assets related to dry cleaning stores and plants purchased by United during 1998.

         INTEREST INCOME AND INTEREST EXPENSE

         Net interest income was $58,576 in 1999 and $285,568 in 1998. The net decrease of $226,992 is related primarily to the issuance of notes payable in connection with the acquisition of dry cleaning stores and plants by United as well as a reduction of investment income due to cash used in the operating and investing activities of the Company. Interest expense on the Company's debt obligations in both periods was offset by interest earned on the proceeds from the sale of assets to IHS and RRI.

         PROVISION FOR INCOME TAXES

         The provision for Federal and state income taxes as well as the effective income tax rate was 0% in 1999 and 1998, respectively. All of the Company's deferred tax assets as of December 31, 1999 have been offset by a valuation allowance as a result of the Company's operating results.

         YEAR 2000

         The Company believes it has resolved the potential impact of the Year 2000 on its processing of date-sensitive information and network systems. As of March 6, 2000, the Company has not experienced any significant negative effects due to the Year 2000 problem, either internally or with its customers or vendors. The Company's Year 2000 efforts involved a review of all information systems, both hardware and software, and installing various upgrades to its computer systems. The Company's costs related to its Year 2000 systems review and upgrade were not significant. There can be, however, no assurance that the Company will not incur any additional unforeseen expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company experienced a negative net cash flow of $2,966,659 in 1999. Net cash used in operating activities of $1,404,054 related primarily to the 1999 net loss of $2,883,558 including a loss on sale of businesses of $453,662, depreciation and amortization of $206,850 and an increase of $508,969 in accrued expenses. Net cash used in investing activities of $1,622,235 reflects the issuance of notes to TelaLink and payment of amounts held in escrow relating to the PTTC Stock Purchase Agreement. Net cash provided by financing activities of $59,630 reflects the proceeds from borrowing on Valet's lines of credit offset by principal payments on notes issued in connection with the Company's 1998 acquisition of dry cleaning businesses.

         The Company has made advances to certain affiliates and consulting customers. As of December 31, 1998, the Company had advanced $370,264 to TechTron, Inc. ("TechTron"). During 1999, the Company advanced an additional $134,303 to TechTron. The majority of the outstanding securities of TechTron are held by Certain Executive Officers. The Company has obtained demand promissory notes from TechTron for all of the advances, of which the majority of notes issued bear an 8% rate of interest per annum. Interest of approximately $75,000 has accrued through December 31, 1999, but has not been recorded due to TechTron's lack of sufficient revenues to make payment. Payments on the notes are not anticipated in 2000 due to the fact that TechTron does not expect to earn sufficient revenues to make payment. All amounts due from TechTron are unsecured, but are guaranteed by Certain Executive Officers.

         In conjunction with the sale of UMDC assets to RRI, substantially all amounts due to the Company from UMDC for loans, advances, supplies and equipment were paid in January 1998. As of December 31, 1999, amounts due to the Company from UMDC totaled approximately $1,738,000 including $1,389,000 for fees generated pursuant to the UMDC Consulting Agreement. To the extent that the RRI Second Closing is consummated, the Company expects to recognize some or all of the consulting and services fees due from UMDC which were not previously recorded due to realization uncertainties. The physician stockholders of UMDC unaffiliated with the Company continue to owe the Company $100,000 in principal plus interest due pursuant to loans from the Company. The Company expects that the fees due from the unpaid services and the principal due under the physician loans will be paid during fiscal year 2000 as part of the RRI Second Closing.

         The Company advanced funds to CDBI for the construction of a new in-center dialysis facility in the Bronx, New York. Amounts due from CDBI under its Consulting and Services Agreement with the Company, together with amounts advanced for supplies and equipment were all substantially repaid in 1997. However, there was inadequate cash flow to pay $200,000 in consulting fees which have not been recorded by the Company due to realization uncertainties.

         The Company expects that its cash, cash equivalents and investments in U.S. Government securities will be sufficient to fund the Company's operations through 2000.

         In 1998, the Company committed an aggregate of $1,000,000 to fund United's initial operations. During 1999, the Company arranged for a $200,000 line of credit with a bank to provide additional financing. This line was primarily secured by all of United's assets and further secured by assets of a company in which the Chairman of the Company is a founding partner. In 1999, all amounts due under the line of credit were repaid by the liquidation of the assets underlying the guarantee which secured the line. In 1999, the Company arranged for a $100,000 line of credit for United to fund the daily operations. The line bore interest at a rate of 8% per annum and was payable on demand. The line of credit was with a company owned by the Chairman of the Company. In 1999, the Company also arranged for a $250,000 line of credit for Valet to fund the daily operations. The line bears interest at a rate of 8% per sannum and is payable on demand. The line of credit is also with a company owned by the Chairman of the Company. As of December 31, 1999, $180,000 of debt availability remained on the line.

         In connection with United's acquisition of dry cleaning stores in Arizona, United incurred notes payable in the aggregate of approximately $1,064,000. In connection with United's sale of substantially all of the assets of three stores back to their previous owners, United was released from $168,307 of principal and accrued interest due on the notes as of the time of sale. As discussed in Item 3. Legal Proceedings, Ultimate Cleaners, Inc. has demanded acceleration and full payment of the note delivered by United in connection with the settlement agreement (See "Item 1. Business - Dry Cleaning Business") and
Note 3 in Notes to Consolidated Financial Statements.

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


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16 (C) OF THE EXCHANGE ACT

         The material contained in "Election of Directors" and "The Board of Directors and Executive Officers" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2000 annual meeting of Shareholders of the Company is hereby incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         The material contained in "Executive Compensation" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2000 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The material contained in "Security Ownership of Certain Beneficial Owners," "Election of Directors," and "The Board of Directors and Executive Officers" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2000 annual meeting of the Shareholders of the Company is hereby incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2000 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

              10. The Inter-Party Agreement among the Company, Quorum
                  Communications, Inc., TelaLink Network, Ltd., Country Road Communications, Inc., The Prudential Insurance Company of America and various other third parties, dated January 19, 2000, is incorporated herein by reference. The Exhibit is included in this report beginning on page 1 of the exhibits.

              (b) The Agreement and Plan of Merger among the Company, TNL
                  Acquisition Corp. and TelaLink Network, Ltd. dated February 5, 1999, filed as an exhibit to a report on Form 8-K filed by the Company on February 19, 1999, is incorporated herein by reference.

                  No reports on Form 8-K were filed by the Company during the fiscal quarter of the Company ended December 31, 1999.

                          CONTINENTAL CHOICE CARE, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----

Report of Independent Public Accountants...................................F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1999 and
        1998...............................................................F-3

     Consolidated Statements of Operations for the Years
        Ended December 31,1999 and 1998....................................F-4

     Consolidated Statements of Stockholders' Equity for the
        Years Ended December 31, 1999 and 1998.............................F-5

     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1999 and 1998.........................................F-6

     Notes to Consolidated Financial Statements............................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Stockholders and
Board of Directors of
Continental Choice Care, Inc.:



         We have audited the accompanying consolidated balance sheets of Continental Choice Care, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Choice Care, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




                                   ARTHUR ANDERSEN LLP






Roseland, New Jersey
March 8, 2000 (except for Note 11
as to which the date is March 22, 2000)


                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 1998


ASSETS                                                                            1999               1998
                                                                                  ----               ----

Current Assets:
Cash and cash equivalents..............................................        $  118,245        $ 3,084,904
Investments in U.S. Government securities..............................         1,580,220          1,965,430
Accounts receivable, less allowance for doubtful accounts
     of $13,543 in 1999 and $67,000 in 1998............................            83,038             60,295
Pine Tree escrow deposit...............................................           915,000                -0-
Notes receivable.......................................................         1,027,000                -0-
Other current assets...................................................           223,239            202,295
                                                                              ------------        ----------
    Total current assets...............................................         3,946,742          5,312,924
Amounts due from affiliates............................................           504,567            370,264
Amounts due from officer...............................................           330,000            385,000
Property and equipment, at cost, less accumulated depreciation.........           134,592            560,236
Goodwill and other intangibles, less accumulated amortization..........           198,214          1,306,352
Other assets...........................................................            50,579             17,581
                                                                              ------------        ----------
                                                                               $5,164,694         $7,952,357
                                                                              ===========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit.........................................................       $    70,000    $           -0-
Accounts payable.......................................................           771,773            423,415
Accrued expenses.......................................................         1,560,429            984,976
Current portion of notes payable.......................................               -0-            931,807
                                                                             ------------         ----------
    Total current liabilities..........................................         2,402,202          2,340,198
                                                                             ------------         ----------

Notes payable, less current portion....................................               -0-             86,609
                                                                             ------------         ----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock 5,000,000 shares authorized, none issued or outstanding              -0-               -0-
Common stock, no par value, 10,000,000 shares authorized,
    3,267,500 and 3,237,500  shares issued and outstanding at
    December 31, 1999 and 1998, respectively...........................         5,645,061          5,524,561
(Accumulated deficit) retained earnings................................        (2,882,569)              989
                                                                              ------------      ------------
    Total stockholders' equity.........................................         2,762,492          5,525,550
                                                                              ------------      ------------
                                                                              $ 5,164,694        $ 7,952,357
                                                                              ============      ============

        The accompanying notes to consolidated financial statements are an integral part of these statements.




                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                  1999          1998
                                                                  ----          ----
Revenues from continuing operations:

     Consulting services ..................................   $   333,324    $   333,324
     Dry cleaning services ................................     1,359,338        965,700
                                                              -----------    -----------
                                                                1,692,662      1,299,024
                                                              -----------    -----------

Costs of services .........................................     1,281,682        678,761
General and administrative expenses .......................     2,460,757      2,021,662
Loss on sale of businesses ................................       453,662            -0-
Costs of failed acquisition ...............................       272,173            -0-
Depreciation and amortization .............................       166,522        121,421
Interest expense ..........................................        86,371         57,876
Interest income ...........................................      (144,947)      (343,444)
                                                              -----------    -----------
     Total costs and expenses .............................     4,576,220      2,536,276
                                                              -----------    -----------

Loss before benefit for income taxes ......................    (2,883,558)    (1,237,252)

Benefit for income taxes ..................................           -0-       (154,790)
                                                              -----------    -----------

Loss from continuing operations ...........................    (2,883,558)    (1,082,462)
                                                              -----------    -----------

Discontinued operations (Note 1):
Income from discontinued operations (less applicable income
       taxes of $154,790 in 1998) .........................           -0-        300,474
                                                              -----------    -----------

     Net loss .............................................   $(2,883,558)   $  (781,988)
                                                              ===========    ===========


Basic and diluted (loss) income per share:
     Continuing operations ................................   $      (.88)   $      (.33)
     Discontinued operations ..............................           -0-            .09
                                                              -----------    -----------
     Net loss per share ...................................   $      (.88)   $      (.24)
                                                              ===========    ===========


Basic and diluted weighted average shares outstanding .....     3,262,404      3,237,500
                                                              ===========    ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.



                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                 ACCUMULATED          RETAINED
                                                    OTHER             EARNINGS                             TOTAL
                                COMMON          COMPREHENSIVE       (ACCUMULATED                       COMPREHENSIVE
                                STOCK           INCOME (LOSS)         DEFICIT)           TOTAL             (LOSS)
                                -----           -------------         --------           -----         -------------


Balance,
   December 31,1997          $5,524,561          $  25,137        $  782,977      $6,332,675

Net loss                                                            (781,988)       (781,988)           $(781,988)

Other comprehensive
   income:

Realized gain on
   investments                                     (25,137)                          (25,137)             (25,137)
                                                                                                       -----------

Total comprehensive
   (loss)                                                                                                (807,125)
                            ------------      ------------       -------------   -------------         ===========


Balance,
   December 31,1998           5,524,561                -0-               989       5,525,550

Issuance of Common
Stock                            70,500                                               70,500

Issuance of Warrants             50,000                                               50,000

Net loss                                                          (2,883,558)     (2,883,558)         $(2,883,558)
                            ------------      ------------       -------------   -------------         ===========

Balance,
   December 31, 1999         $5,645,061       $        -0-       $(2,882,569)     $2,762,492
                             ==========       ============       ============     ==========


        The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                    1999            1998
                                                                                    ----            ----
Cash Flows From Operating Activities:
     Net loss .................................................................   $(2,883,558)   $   (781,988)
     Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization ............................................       206,850         146,592
     Provision for doubtful accounts ..........................................        13,598          61,207
     Stock grants and  warrants issued ........................................       120,500             -0-
     Loss on sale of businesses ...............................................       453,662             -0-
     Income from discontinued operations, net .................................           -0-        (300,474)
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable ...........................       (36,341)         75,631
         (Increase) decrease in other assets ..................................       (53,942)        503,028
         Increase in amounts due from affiliates ..............................      (134,303)       (134,400)
         Increase (decrease) in accounts payable ..............................       348,358        (247,125)
         Increase in accrued expenses .........................................       506,122          20,876
         Decrease in income taxes payable .....................................           -0-         (87,000)
         Repayments from (loans to) officer ...................................        55,000        (350,000)
                                                                                  -----------    ------------
           Net cash used in operating activities of continuing operations .....    (1,404,054)     (1,093,653)
           Net cash provided by discontinued operations .......................           -0-         159,549
                                                                                  -----------    ------------
Net cash used in operating activities of continuing operations ................    (1,404,054)       (934,104)
                                                                                  -----------    ------------

Cash Flows From Investing Activities:
     Issuance of notes receivable .............................................    (1,027,000)            -0-
     Pine Tree escrow deposit .................................................      (915,000)            -0-
     Purchases of dry cleaning businesses .....................................           -0-        (594,000)
     Amounts repaid by consulting customers ...................................           -0-       2,805,105
     Purchases of U.S. Government securities ..................................    (6,027,439)    (10,635,707)
     Proceeds from sale or maturity of U.S. Government securities .............     6,412,649      12,265,715
     Purchases of property and equipment ......................................       (65,445)       (183,923)
                                                                                  -----------    ------------
Net cash (used in) provided by investing activities ...........................    (1,622,235)      3,657,190
                                                                                  -----------    ------------

Cash Flows From Financing Activities:
     Net borrowings under line of credit ......................................        70,000             -0-
     Principal payments on notes payable ......................................       (10,370)        (45,091)
                                                                                  -----------    ------------
     Net cash provided by (used in) financing activities ......................        59,630         (45,091)
                                                                                  -----------    ------------

Net (decrease) increase in cash and cash equivalents ..........................    (2,966,659)      2,677,995
     Cash and cash equivalents, beginning of year .............................     3,084,904         406,909
                                                                                  -----------    ------------
     Cash and cash equivalents, end of year ...................................   $   118,245    $  3,084,904
                                                                                  -----------    ============

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the year for income taxes ...............................   $     4,941    $     63,174
                                                                                  ===========    ============
     Cash paid during the year for interest ...................................   $    14,196    $     57,876
                                                                                  ===========    ============
Non-Cash Disclosures:
     Notes payable issued in connection with acquisitions..................$ ..           -0-    $  1,063,507
                                                                                  ===========    ============


     Loss on sale of businesses consists of net fixed assets of $161,029, net goodwill of $423,198 and the recording of rental obligations of $37,742 offset by a reduction in notes payable and accrued interest of $168,307.
     The Company issued 30,000 shares to an outside Director valued at $70,500 and issued warrants to a financial services consultant in consideration for professional services valued at $50,000.
     The sale of United Dry Cleaning, LLC, included net fixed assets of $199,292 a write-off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015.

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

     The Company was primarily engaged in the business of providing dialysis related services, training, equipment and supplies to patients at home, in prisons and in hospitals. The Company also provided acute dialysis nursing services and administrative services. The Company is currently engaged in the dry cleaning service industry and provides consulting services under agreement. The above and other activities conducted by the Company were and are performed primarily through the following subsidiaries --

                  Continental Dialysis, Inc. (CDI) (100% owned)
                   Dialysis Staffing, Inc. (DSI) (100% owned)
                      Valet-USA, Inc. (Valet) (100% owned)
           Continental Dialysis of Linden, Inc.- (Linden) (100% owned)
                    Renal Management, Inc. (RMI) (80% owned)
               United Dry Cleaning, L.L.C. (United) (97.5% owned)

     In October, 1997, the Company, other than RMI, completed the sale of substantially all of its dialysis related assets to IHS of New York, Inc., a New York corporation ("IHS"). In addition, Alpha Administration Corp. ("Alpha"), the operator of the South Bronx Kidney Center, ("Bronx Facility"), and Continental Dialysis Center of the Bronx, Inc. ("CDBI") sold substantially all of their respective assets to IHS. All of the outstanding common stock of Alpha and CDBI is owned by the Company's Chairman, President and Corporate Medical Director ("Certain Executive Officers"). Prior to the sale, the Company provided consulting and administrative services to Alpha and CDBI. The assets of the Upper Manhattan Dialysis Center, Inc. ("UMDC"), a New York corporation to which the Company also provided consulting and administrative services, were not included in this sale transaction (the "IHS Sale"). The aggregate price paid by IHS at the closing of the IHS Sale was approximately $5,120,000. The $5,120,000 purchase price was allocated $2,620,000 to the Company, $900,000 to Alpha and $1,600,000 to CDBI. Substantially all amounts due the Company by Alpha and CDBI for consulting and administrative fees and other amounts have been paid to the Company. However, as of December 31, 1999, approximately $200,000 of consulting fees due from CDBI had not been recorded due to realization uncertainties.

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

     During the second quarter of 1998, the Company established a subsidiary, United Dry Cleaning, L.L.C. ("United") for the purpose of acquiring and operating dry cleaning facilities initially in the Phoenix,Arizona area, operating as one segment. This area was selected for its rapid growth in construction and development and increase in population, which, management believed, would provide United with growth potential. The Company committed an aggregate of $1,000,000 to fund United's initial operations. By early 1999, United owned and operated dry cleaning plants and stores from eleven locations in the Phoenix area. Commencing in the first quarter of 1999, the Company began to divest itself of the retail dry cleaning business in order to concentrate on providing services to the hospitality industry. See Note 3.

     The operating results and the gain on the disposition of the Company's dialysis-related businesses have been segregated from continuing operations and reported as separate line items in the Consolidated Statements of Operations. Revenue from discontinued operations was $310,000 in 1998.


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

     The Company reviews the recoverability of its long-lived assets when events or certain changes to circumstances may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the unamortized balance of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. See Note 3.

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

     INCOME (LOSS) PER SHARE -- Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings (loss) per share represents net income (loss) divided by the weighted average shares outstanding. Diluted earnings (loss) per share represents net income (loss) divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards, if dilutive.

     As of December 31, 1999 and 1998, the basic and diluted weighted average common shares outstanding was 3,262,404 and 3,237,500, respectively. As of December 31, 1999, there were 1,493,350 of outstanding stock options issued to Directors, officers and employees of the Company as well as 75,000 warrants issued to a financial services provider which were excluded from diluted net income (loss) per share for both periods because the effect would be antidilutive.

     STOCK-BASED COMPENSATION -- Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income (loss) and income (loss) per share are provided as if the fair value method had been applied.

     RECLASSIFICATIONS -- Certain reclassifications have been made to the 1998 financial statements in order to conform to the 1999 presentation.

(3) ACQUISITION AND SALE OF BUSINESSES:

         Effective May 14, 1998, United acquired substantially all of the assets, primarily machinery and equipment, of Ultimate Cleaners, Inc., an Arizona corporation ("Ultimate"), other than cash and accounts receivable. The assets acquired consisted of six facilities, which included two dry cleaning plants and four drop stores. All facilities were located at leased locations in Arizona. United assumed Ultimate's obligation under certain of its real property leases.

         The original aggregate purchase price for the assets of Ultimate was $1,420,000, of which $350,000 was paid as cash consideration at the closing and $20,000 was payable over a period of 20 months. The remainder of the purchase price was paid in the form of a promissory note in the principal amount of $1,050,000 bearing interest at a rate of 10% per annum with a term of ten years. Under the terms of a Mutual Release and Settlement Agreement ("Settlement Agreement") entered into between Ultimate and United in November 1998, the outstanding principal amount due under the promissory note and goodwill were reduced by $165,493 and the term of the promissory note was reduced from ten to seven and one half years. In addition, United agreed to pay approximately $3,166 per month over the six months immediately following the date of the Settlement Agreement in settlement of all other sums due or claimed to be due by Ultimate under the Asset Purchase Agreement. The obligations of the parties pursuant to an employment agreement between United and the former principal of Ultimate were also terminated. Following the settlement, United refused to make payments under the promissory note and the former owners of Ultimate have commenced an action against United.

     In May 1998, United acquired substantially all of the assets of Cleaner Headquarters, Inc., an Arizona corporation. Cleaner Headquarters, Inc. conducted dry cleaning operations from one location in Arizona. The all cash purchase price for the assets was $15,000.

     In July 1998, United acquired substantially all of the assets of G & P Associates, Inc. ("G&P"), an Arizona corporation which conducted dry cleaning operations from two leased locations in Arizona. The aggregate purchase price for the assets was $165,750, of which $95,750 was paid at closing and $70,000 was paid in the form of a promissory note bearing an interest rate of 10% per annum with a term of two years.

     In August 1998, United acquired substantially all of the assets of Alyssa's Magic Touch

("Alyssa's"), an Arizona proprietorship, which conducted dry cleaning operations from a leased location in Arizona. The aggregate purchase price for the assets was $224,000, of which $115,000 was paid at closing and $109,000 was paid in the form of a promissory note bearing an interest rate of 10% per annum with a term of five years.

         These acquisitions were accounted for as purchases and results of these companies have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of net assets acquired of approximately $1,221,295 was recorded and amortized over fourteen years. Additionally, the Company paid approximately $153,000 to the former owners of these businesses as part of a covenant not to compete. However, as discussed below, net goodwill and intangibles of $1,012,157 was written-off in the sale and closing of certain plants and stores.

         The following unaudited pro forma information represents a summary of the Company's consolidated results of operations adjusted for the acquired dry cleaning business as if the acquisitions occurred on January 1, 1998. The information presented for the 1998 fiscal year was developed using information supplied by the prior owners of these businesses. Management has presented this information as required by generally accepted accounting principles. However, management believes that the information provided by certain prior owners of these businesses may be inaccurate. Accordingly, management suggests that the reader use appropriate caution in determining whether to rely upon the information.

                                                                 FISCAL YEAR
                                                                 -----------
                                                                     1998
                                                                     ----
     Revenues:.........................................           $2,028,736
     Net loss from continuing operations:..............           (1,289,639)
     Basic and diluted loss per share..................      $          (.40)
                                                              ===============

         During the first three quarters of 1999, United closed six of the eleven retail facilities it had acquired or formed during 1998. During the same period, United sold three retail facilities back to the original sellers. The sales were made in consideration of the release of United's obligations under the purchase price promissory notes executed in connection with the original purchases. The aggregate amount of principal and interest outstanding under the promissory notes at the time of the sales was $168,307.

         The Compay recognized a net loss from the sale of business related to these transactions of $453,662 in 1999, which included net fixed assets of $161,029, a write-off of net goodwill of $423,198 and the recording of rental obligations of $37,742 offset by a reduction in notes payable and accrued interest of $168,307.

         In November 1999, the Company formed a new subsidiary, Valet-USA, Inc. ("Valet") to provide dry cleaning services primarily to the hospitality industry in the Phoenix, Arizona area. Valet purchased certain remaining assets from United including accounts receivable and certain furniture and fixtures and other equipment pursuant to the terms of an Asset Purchase and Sale Agreement dated November 15, 1999. Due to the nature of this transaction, no gain or loss was recorded by either subsidiary company. Valet currently operates a single plant and drop store and provides dry cleaning services to certain hotels.

         On November 16, 1999, the Company sold its majority interest in United to UDC Acquisition Corp, Inc. ("UDC Acquisition"), an Arizona corporation, pursuant to terms of a Stock Purchase Agreement. The majority of the outstanding common stock of UDC Acquisition is owned by Jeffrey M. Trenk, brother of Steven
L. Trenk, who is the President and Chief Operating Officer of the Company, son of Alvin S. Trenk, who is the Chairman of the Company, and nephew of Martin G. Jacobs M.D., who is the Corporate Medical Director of the Company, collectively, the Certain Executive Officers. The aggregate purchase price for the Company's stock interest, $10,000, was offset against amounts due to Jeffrey M. Trenk from the Company (See Note 7). The sale included net fixed asset of $199,292, a write-off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015.

     Under the terms of the sale, UDC Acquisition acquired substantially all of the assets and substantially all of the liabilities of United at the time of sale. The Company did not recognize any gain or loss related to the transaction.



(4)  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following as of December 31, 1999 and 1998:

                                                           1999              1998
                                                           ----              ----

     Furniture and fixtures.....................        $   5,983          $  21,668
     Office equipment...........................          179,175            225,289
     Dry cleaning machinery and equipment...               56,741            347,492
     Vehicles...................................           32,000             52,392
     Leasehold improvements.....................            2,012             67,763
                                                        ----------          ---------
                                                          275,911            714,604
     Less -- Accumulated depreciation...........         (141,319)          (154,368)
                                                        ---------          ---------

                                                         $134,592           $560,236
                                                         --------           ========


         Depreciation expense was $110,869 and $78,649 in 1999 and 1998, respectively.

(5)  NOTES PAYABLE:

         In connection with the acquisitions of dry cleaning businesses, United issued notes payable to the sellers aggregating $1,063,507 with original terms ranging from two to seven and one half years and bore interest at a rate of 10% per annum. In connection with United's sale of substantially all of the assets of three stores back to their previous owners, United was released from $162,854 of principal and accrued interest due on the notes at the time of sale. As discussed in Note 3, the former owners of Ultimate Cleaners, Inc. have demanded acceleration and full payment of the note. See Note 7. Additionall, as discussed in Note 3, this note was assumed by UDC Acquisition in connection with the sale of United in November 1999.

         During 1999, the Company financed a directors and officers insurance policy aggregating $36,500. The note required an initial payment of $7,300 and the remaining balance of $29,200 payable over nine months at an interest rate of 9.75%.

         In 1999, United obtained a $200,000 line of credit from a bank which was subsequently repaid in 1999 by the liquidation of the assets under a guarantee with a company in which the Chairman of the Company is a founding partner. The line had an interest rate of Prime less 1/2%. In 1999, the Company arranged for a $100,000 line of credit for United to provide additional financing. The line bore interest at a rate of 8% per annum and was payable on demand. The line of credit was with a company owned by the Chairman of the Company. Additionally, the Company obtained a $250,000 line of credit to fund the operations of Valet. The line bears interest at a rate of 8% per annum and is payable on demand. The line of credit is with a company owned by the Chairman of the Company. As of December 31, 1999, $180,000 of availability remained on the line of credit. The line is primarily secured by all of Valet's assets.

(6)  INCOME TAXES:

         The benefit for income taxes relating to continuing operations for the years ended December 31, 1999 and 1998 consists of the following:

                                            1999                   1998
                                            ----                   ----
Current:
Federal...........................       $      -0-             $(154,790)
State.............................              -0-                   -0-
                                         ----------             ----------
                                                -0-              (154,790)
Deferred:
Federal...........................              -0-                   -0-
State.............................              -0-                   -0-
                                         ----------             ----------
                                         $      -0-             $(154,790)
                                         ----------             ==========

         At December 31, 1999 and 1998, the Company had a current deferred tax asset of $1,532,200 and $403,900, and a deferred tax liability of $0 and $3,000, respectively. The deferred tax asset is reduced by a valuation allowance of $1,532,200 and $403,900, respectively as of December 1999 and 1998. The deferred tax asset is primarily related to the allowance for doubtful accounts of $5,400 and $27,000 as of December 31, 1999 and 1998 and net operating loss carryforward of approximately $2,956,600 and $372,000 as of December 31, 1999 and 1998, while the deferred tax liability is primarily related to depreciation and amortization.

         Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforward and the timing of the reversal of other temporary differences. As of December 31, 1999 and 1998, full valuation allowances have been provided against the deferred tax asset.

         The following is a reconciliation of the statutory Federal income tax rate to the effective rate as a percentage of income before benefit for income taxes as reported in the consolidated financial statements for the years ended December 31, 1999 and 1998:

                                                        1999           1998
                                                        ----           ----
U.S. Federal income tax rate........................     (34%)         (34%)
Non-deductible expenses.............................      -0-             2
Net operating loss for which no tax benefit
     is currently available.........................      34             19
                                                      -------       --------

Effective income tax rate...........................       0%          (13%)
                                                      =======       ========


(7)  RELATED PARTY TRANSACTIONS:

         As of December 31, 1998, the Company had advanced $370,264 to TechTron, Inc. ("TechTron"). During 1999 the Company advanced an additional $134,303 to TechTron. The Company has obtained demand promissory notes from TechTron for all of the advances. The majority of outstanding shares of TechTron are owned by Certain Executive Officers of the Company. The majority of the notes issued in connection with these advances bear interest at a rate of 8% per annum. All notes have been guaranteed by Certain Executive Officers. Payments on the notes are not anticipated in 2000 due to the fact that TechTron does not expect to earn sufficient revenues to make payment. All amounts due from TechTron are unsecured and are guaranteed by Certain Executive Officers.

         In 1998 and 1997, respectively, the Company loaned $350,000 and $35,000 to the Company's President and Chief Operating Officer. The President and Chief Operating Officer executed promissory notes for these advances which were due and payable in full within one year. In 1999, the Company received $55,000 representing payment of the 1997 loan and partial payment of the 1998 advances. The notes relating to the 1998 advances bear interest at a rate imputed by the Internal Revenue Service for instruments having a maturity of one or more years (4.33% to 5.58%). The Company has extended the term of the notes to be payable prior to December 31, 2000.

         On January 29, 1998, UMDC sold substantially all of its assets to Renal Research Institute, LLC ("RRI") pursuant to the terms of an Asset Purchase Agreement (the "RRI Purchase Agreement") among UMDC, RRI and the shareholders of UMDC for an aggregate purchase price of approximately $7,984,000 (the "RRI Sale"). Fifty percent of the outstanding common stock of UMDC is owned by Certain Executive Officers. UMDC retained its accounts receivable, cash and cash equivalents in the transaction, as well as certain liabilities of UMDC outstanding as of the date of the First RRI Closing. At the January 29, 1998 closing (the "First RRI Closing"), RRI paid approximately $4,174,000 in partial payment for the assets of UMDC.

         Under the terms of the Purchase Agreement, Beth Israel Medical Center applied for approval from the New York State Department of Health (the "NY Approval") to operate the in-center dialysis facility currently operated by UMDC. In connection with the grant of the NY Approval, which is currently expected to occur in 2000, RRI is expected to pay additional amounts aggregating approximately $3,810,000, less the net value of certain current assets to be retained by UMDC.

         The Company previously loaned monies to and incurred additional non-bank liabilities on behalf of UMDC and certain of its shareholders, of which approximately $3,452,000 was outstanding as of the date of the First RRI Closing. Further, as of the date of the sale, UMDC owed the Company approximately $1,389,000 in various accrued consulting and service fees. At the time of the First RRI

Closing, the Company received approximately $2,665,000 from UMDC. In 1998, the Company received additional payments aggregating $310,000 from UMDC subsequent to the First RRI Closing. There were no additional payments in 1999. Through December 31, 1999, the Company has not recorded certain transactions relating to the above approximating $1,866,000 due to realization uncertainties. In 1998, the Company recorded $310,000 in additional revenue related to payments from UMDC subsequent to the first RRI Closing not previously recorded due to realization uncertainties.

         Upon the occurrence of certain events, the RRI Consulting Agreement may be terminated, in which event UMDC will be required to repurchase its assets at a fixed monthly rate over a term of years, unless sooner paid as specified in the agreement. In addition, UMDC and its stockholders, including Certain Executive Officers, have indemnified RRI against damages arising from certain breaches of the RRI Purchase Agreement.

         Although the Company expects to receive an aggregate of approximately $4,500,000 from UMDC from the proceeds of the transaction and from the operations of UMDC, no assurance can be given that the NY Approval will be granted or that the transactions contemplated by the RRI Purchase Agreement or the RRI Consulting Agreement will otherwise be consummated. As of December 31, 1999, there are no net amounts due the Company from UMDC as the Company has not recorded certain transactions due to realization uncertainties. In the event of a breach of covenant not to compete, no assurance can be given that Certain Executive Officers will not incur costs, expenses, liabilities or damages which are subject to indemnity by the Company in connection with the RRI Purchase Agreement or any covenant not to compete.

         As of December 31, 1999 and 1998, $109,829 and $115,681, respectively, was payable to Alpha. At December 31, 1999 and 1998, $13,566 and $4,083, respectively, was due from CDBI. All of the outstanding Common Stock of Alpha and CDBI is owned by Certain Executive Officers. The Company had a consulting and services agreement with CDBI which provided for payments of $20,000 per month. However, there was inadequate cash flow to pay $200,000 in consulting fees due from CDBI which have not been recorded by the Company due to realization uncertainties. Amounts payable to Alpha and due from CDBI are included in accounts payable in the accompanying consolidated balance sheets.

         On November 16, 1999, the Company sold its majority interest in United to UDC Acquisition Corp, Inc. ("UDC"), an Arizona corporation, pursuant to terms of a Stock Purchase Agreement. The majority of the outstanding common stock of UDC is owned by Jeffrey M. Trenk, brother of Steven L. Trenk, son of Alvin S. Trenk and nephew of Martin G. Jacobs, collectively, the Certain Executive Officers. The aggregate purchase price for the Company's stock interest, $10,000, was offset against amounts due to Jeffrey M. Trenk from the Company.

         Under the terms of the sale, UDC Acquisition acquired substantially all of the assets and liabilities of United at the time of sale. The Company did not recognize any gain or loss related to the transaction. The sale included net fixed assets of $199,292 a write-off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015. As of December 31, 1999, the Company had advanced $34,785 to UDC Acquisition. The Company has obtained a demand promissory note for the advances . The note bears interest at a rate of 8% per annum and has been guaranteed by Jeffrey M. Trenk, President of UDC Acquisition.

(8)  COMMITMENTS:

         EMPLOYMENT AGREEMENTS -- In 1994, the Company entered into compensation agreements with its Chairman, President and Corporate Medical Director. The agreements with the Chairman and President have initial terms of five years and are extended automatically after the first year and thereafter unless such extensions are terminated by the Board of Directors. The Corporate Medical Director's agreement has a term of one year. These agreements provide for minimum aggregate compensation of $661,000 in 2000, $550,000 in 2001, $550,000 in 2002, $550,000 in 2003 and $550,000 in 2004. Each
of the individuals may receive bonuses as determined by the Board of Directors, except the President whose bonus is equal to 10% of the Company's pretax income in excess of the prior year's pretax income, limited to 100% of base salary. There were no bonuses paid for 1999 or 1998. Compensation paid to the Chairman, President and Corporate Medical Director aggregated $661,000 and $604,884 in 1999 and 1998, respectively.

         LEGAL -- The Company is engaged in certain legal proceedings incidental to its normal course of business activities. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations. See Note 3 regarding current legal proceedings.

         BENEFIT PLAN -- The Company maintains a 401(k) profit sharing plan. The Company matches 10% of the employees' contributions up to 6% of base pay. Company contributions were $2,099 and $2,109 in 1999 and 1998, respectively.

         LEASE AGREEMENTS --Rent expense was $325,423 and $238,406 for the years ended December 31, 1999 and 1998, respectively. The increase of $87,017 is primarily due to the assumption of leases in connection with United's acquisition of dry cleaning stores during 1998. Lease commitments for the dry cleaning store provide for minimum payments aggregating $69,223 in 2000, $72,729 in 2001, $75,288 in 2002, $77,548 in 2003 and $12,988 in 2004.

(9)  CAPITAL STOCK:

         On April 26, 1999, the Company granted warrants to purchase up to an aggregate of seventy- five thousand (75,000) shares of its common stock to a financial services provider at an exercise price of $2.625. The Company recorded $50,000, the estimated value of the services rendered, in expense related to these warrants in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

         On January 3, 2000, the Company granted warrants to purchase up to an aggregate of 100,000 shares of its common stock to a financial services provider in which the Chairman is a founding partner at an exercise price of $2.00, which was the fair market value of the Company's common stock on the date of grant, in exchange for professional services to assist the Company in future transactions.

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

         In the first quarter of 1997, the Board of Directors of the Company adopted the Continental

Choice Care, Inc. 1997 Equity Incentive Plan (the "1997 Plan"), a broad-based employee equity incentive plan. The Board of Directors reserved 1,250,000 shares of the Company's common stock and granted options to acquire 296,225 shares of the Company's common stock to officers and employees of the Company. All options under the 1994 Long- Term Incentive Award Plan were repriced by the Board of Directors in February 1997 to $1.875 per share or the fair market value of the Company's common stock at the repricing date.

         In the first quarter of 1999, the Board of Directors of the Company awarded 30,000 shares of common stock to a non-employee Director of the Company. The Company recorded $70,500 in expense related to this award in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. The Director was also granted options to acquire an additional 20,000 shares of the Company's common stock at $2.06 per share.

Stock Option activity is as follows:

                                                                       WEIGHTED       WEIGHTED
                                                       NUMBER          AVERAGE        AVERAGE
                                                         OF           EXERCISE          FAIR
                                                       SHARES           PRICE          VALUE
                                                       ------           -----          -----
Options outstanding December 31, 1996
    (190,000 exercisable)......................           210,000        4.55
    Granted....................................           824,600        1.69          1.45
    Canceled...................................          (150,000)       5.25          3.89
                                                         ---------
Options outstanding December 31, 1997
    (631,600 exercisable)......................           884,600        1.93
    Granted....................................           541,500        1.46          1.07
                                                          -------
Options outstanding December 31, 1998
    (1,426,100 exercisable)                             1,426,100        1.76
    Granted...................................             67,250        2.61          1.91
                                                      -----------
Options outstanding December 31, 1999
    (1,493,350 Exercisable)....................         1,493,350        1.80
                                                        ---------




                                        NUMBER
                                       OF SHARES
                 RANGE OF             OUTSTANDING        WEIGHTED AVERAGE      WEIGHTED AVERAGE
             EXERCISE PRICES          AT 12/31/99         REMAINING LIFE        EXERCISE PRICE
             ---------------          -----------         --------------        --------------
               $1.00-$1.50              705,000                 9.0                   $1.35
               $1.75-$2.50              720,350                 7.8                    1.92
               $3.50-$5.88               70,000                 5.8                    4.99
               -----------            ---------             -------                    ----
               $1.00-$5.88            1,493,350                 8.3                   $1.80


         In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair market value of option grants is estimated on the date of grant using the Black-Scholes option- pricing model for pro forma purposes with the following weighted average assumptions used for grants in 1999 and 1998: dividend yield of 0%, risk-free interest rate of approximately 5.81% and 6% respectively and expected option life of 10 years. Expected volatility was assumed to be 56.49% and 57% in 1999 and 1998, respectively.

         As permitted by SFAS No. 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:


                                                                          1999               1998
                                                                          ----               ----
Net loss as reported.....................................             $(2,883,558)    $      (781,988)

Estimated fair value of the option
     grants, net of tax as applicable....................                 127,979              586,824
                                                                 -----------------    -----------------
Net loss adjusted........................................             $(3,011,537)         $(1,368,812)
                                                                 ================    =================
Adjusted net loss per share..............................        $           (.92)    $           (.42)
                                                                 =================    =================


         This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years if additional options are granted and amortized ratably over the vesting period.

(10) TELECOMMUNICATIONS MERGER:

     On February 5, 1999, the Company and TelaLink Network, Ltd., a privately held Delaware corporation ("TelaLink") executed an Agreement and Plan of Merger ("Merger Agreement") to merge the two companies in a stock-for-stock transaction (the "Merger"). On September 21, 1999, the Company terminated the Merger Agreement upon determining that financing for the proposed transactions would not be available on terms acceptable to the Company. During 1999, the Company recorded $272,173 in failed acquisition costs consisting primarily of legal and accounting expenses relating to the merger.

     As of the date of termination, the Company had loaned a total of $1,027,000 to TelaLink and its affiliates to provide working capital pursuant to promissory notes. The notes bore interest at a rate of 12% per annum and were due and payable on April 30, 2000.

     In addition to amounts loaned to TelaLink, the Company also entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, Pine Tree Telephone and Telegraph Company ("PTTC") and the principal (95%) stockholder of PTTC, whereby the Company agreed to purchase not less than 95% of PTTC's issued and outstanding capital stock. PTTC is a telecommunication services provider to areas near Lewiston and Portland, Maine. To secure the Company's rights under the Stock Purchase Agreement, the Company deposited the sum of $915,000 in an escrow account. The deposit was to be treated as a non-refundable deposit against the purchase price to be paid by the Company at closing, or otherwise in accordance with the Stock Purchase Agreement.

     At a closing on January 19, 2000, the Company received $1,463,800 and subsequent payment of $1,538 pursuant to the terms of an Inter-Party Agreement by and among the Company, Quorum Communications, Inc., TelaLink, Country Road Communications, Inc. ("Country Road"), Prudential Insurance Company of America and various other third parties. Under the terms of the agreement, the Company sold its interest in the various TelaLink notes totaling $1,027,000 to Country Road for a purchase price of up to $1,100,000 of which $500,000 was paid at closing and the balance paid in the form of a promissory note. The note bears interest at a rate of 6.5% per annum and matures January

19, 2005. Interest is due and payable in annual installments on January
19, 2001 and on each anniversary thereafter up to and including the maturity date. Country Road has the right to prepay the note. If Country Road makes aggregate payments equal to $500,000 plus accrued and unpaid interest thereon prior to the second anniversary of the note date, then the obligation will be deemed satisfied in full. Under certain conditions, Country Road may be required to prepay a principal amount of $500,000 plus accrued and unpaid interest.

         At the closing, the Company also received reimbursement of the $915,000 PTTC deposit plus accrued interest of $50,338 in exchange for the company assigning all of its rights and obligations under the PTTC Stock Purchase Agreement. Interest of $46,528 relating to 1999 has been recorded by the Company in 1999 and offset against failed acquisition costs relating to the merger.

     In connection with the closing and as part of a separate settlement agreement, the Company became obligated at the time of closing to issue 100,000 shares of the Company's common stock to a third party equity investor of TelaLink Network, Ltd. in exchange for the release of any and all claims and liens that it may have the right to assert against TelaLink and the Company.

     As part of the Inter-Party Agreement, the Company assigned its rights and obligations under its current office space lease to Country Road. The Company also executed a sublease whereby the Company will sublet its current office space from Country Road for a term ending on March 28, 2000.

(11) SUBSEQUENT EVENT

         On March 22, 2000, the Company executed a letter of intent to form a strategic alliance with Alliant Technologies, Inc. ("Alliant"). Through this proposed alliance, the Company expects to invest in early stage Internet companies. Alliant is a provider of Internet technology solutions for business that offers a complete range of services, including strategic business consulting, e-commerce application development, business process engineering and infrastructure engineering. Under the terms of the letter of intent, (i) Alliant would provide the Company and its clients with discounted services; (ii) the Company would obtain 25 percent of the outstanding securities of Little Universe, LLC, a start-up Internet Portal; and (iii) the Company would be given the opportunity to purchase up to two percent of the equity of Technology Keiretsu, LLC, an Internet technology company. The Company would pay an aggregate of $250,000 and issue a warrant to Alliant to purchase 50,000 shares of the Company's common stock at a price of $3.00 per share. Further, any investment in Technology Keiretsu is expected to be made at a pre-investment valuation of that company of $25 million. The letter of intent, which is not a legally binding obligation of the parties, is subject to the preparation and execution of definitive agreements. No assurance can be given that such definitive agreements will be executed or that any definitive agreements will not contain substantially different terms and conditions than those contained in the letter of intent.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONTINENTAL CHOICE CARE, INC.

Date: _________, 2000                     By:    /S/ALVIN S. TRENK
                                                 -----------------
                                                 Alvin S. Trenk, Chairman

         In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         SIGNATURE              CAPACITY IN WHICH SIGNED           DATE
         ---------              ------------------------           ----

/S/      ALVIN S. TRENK            Chairman & Director                    ,2000
---      --------------
Alvin S. Trenk                     (Principal Executive
                                   Officer)

/S/      STEVEN L. TRENK           President                              ,2000
---      ---------------
Steven L. Trenk                    Chief Operating Officer
                                   Director

/S/     MARTIN G. JACOBS, M.D.     Corporate Medical Director             ,2000
---     ----------------------
Martin G. Jacobs, M.D.             & Director


/S/      STANLEY B. AMSTERDAM      Director                               ,2000
---      --------------------
Stanley B. Amsterdam


/S/      JEFFREY B. MENDELL        Director                               ,2000
---      ------------------
Jeffrey Mendell


/S/      MARK N. RAAB              Chief Financial Officer                ,2000
---      ------------
Mark N. Raab                       (Principal Financial Officer)