Form 10KSB/A
period 1999-12-31
CONTINENTAL CHOICE CARE INC
filed 2000-04-26
CIK 922488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

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

                                      NONE

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


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16 (C) OF THE EXCHANGE ACT

         The name and age of each of the directors, the executive officers and significant employees of the Company, their respective positions with the Company and, to the extent applicable, the period during which each such individual has served as a director are set forth below. Additional biographical information concerning each of the directors, executive officers and significant employees of the Company follows the table.

NAME                    AGE             POSITON WITH THE        DIRECTOR SINCE
                                        COMPANY
--------------------------------------------------------------------------------

CLASS I DIRECTORS

Martin G. Jacobs, M.D.  70              Director, Corporate             1993
                                        Medical Director

Stanley B. Amsterdam    70              Director                        1998

CLASS II DIRECTORS

Steven L. Trenk         46              Director, President             1993
                                        and Chief Operating
                                        Officer

CLASS III DIRECTORS

Alvin S. Trenk          70              Director, Chairman              1993
                                        Chief Executive Officer

Jeffrey B. Mendell      46              Director                        1994

EXECUTIVE OFFICER AND
SIGNIFICANT EMPLOYEES

Mark N. Raab            36              Chief Financial Officer,
                                        Treasurer and Secretary

         Alvin S. Trenk, a founder of TechTron and of the Company, has served as Chairman of the Board of Directors of TechTron since prior to 1995. Mr. A. Trenk has served as the Chairman, Chief Executive Officer and a director of each of the Company's current subsidiaries since the formation of each subsidiary and as Chairman, Chief Executive Officer and a Director of Continental Dialysis Center of the Bronx, Inc., an affiliate and former consulting customer of the Company ("CDBI"), since its formation. Since December 1993 he has served as Chairman and Chief Executive Officer of Alpha Administration Corp., an affiliate and former consulting customer of the Company ("Alpha"). Mr. A. Trenk is also Chairman of the Board of Upper Manhattan Dialysis Center, Inc., a former consulting customer of the Company ("UMDC"). See "Certain Transactions." Mr. A. Trenk also serves as Chairman, Chief Executive Officer and a director of Trenk Enterprises, Inc. ("TEI"), which is wholly-owned by Mr. A. Trenk and pursuant to which Mr. Trenk provides services to the Company. See "Compensation Arrangements - Employment Agreements." In addition, Mr. Trenk is an officer and director of various corporations engaged in the ownership and development of real property and the operation of helicopter landing facilities, helicopter charter, air taxi, sightseeing and tour operations, as well as other activities.

         Steven L. Trenk, a founder of the Company, served as Vice President for Business Development of TechTron from 1987 through October 1991. Since October 1991, Mr. S. Trenk has served as the President of each of the Company's subsidiaries, other than Renal Management, Inc. ("RMI"), and, since December 1993, has served as the President of Alpha. Mr. Trenk served as Vice Chairman of RMI, a majority owned subsidiary of the Company, until its sale in 1998. Mr. S. Trenk is the Treasurer of UMDC. Mr. Trenk also serves as the Vice President of Orange Y Associates, Inc., a real estate development company.

         Martin G. Jacobs, M.D., a founder of the Company, is a physician engaged in the treatment of renal disease and hypertension. Dr. Jacobs has served as President of Nephrological Associates, P.A., which he founded in 1964. Dr. Jacobs has served as the Corporate Medical Director for TechTron since its formation and for the Company since its formation.

        Mark N. Raab joined the Company in 1995, was appointed Controller in 1997 and was appointed Chief Financial Officer and Treasurer of the Company in 1998. From 1987 until joining the Company, Mr. Raab worked in the banking industry in various positions, the last being Accounting Manager, the position he held with First Fidelity Bank N.A. Mr. Raab holds a Bachelor's degree in Business Administration.

         Jeffrey B. Mendell is an owner and Managing Director of G.S. Wilcox & Co., LLC, a commercial mortgage banking company based in White Plains, New York, a position he has held since September, 1996. In addition, Mr. Mendell is the Chairman and Chief Executive Officer of JBM Realty Capital Corp. through which he acts as principal in the acquisition and development of commercial real estate. He was the president of National Realty & Development Corp., a privately held corporation which owns and manages commercial real estate, from May 1992 to August, 1996. Mr. Mendell also participates in various other business ventures.

         Mr. Amsterdam is the Product Manager for the elastic fabrics division of Guilford Mills, Inc., a position he has held for approximately 20 years.

         Alvin S. Trenk is the father of Steven L. Trenk and the brother-in-law of Martin G. Jacobs, M.D. Martin G. Jacobs, M.D. is the uncle of Steven L. Trenk.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq. The Company is not aware that any director, officer or 10% beneficial owner of the Company's Common Stock failed to file reports during the year ended December 31, 1999.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiaries for each of the fiscal years ended December 31, 1999, 1998, and 1997 of those persons who were, at December 31, 1999, (i) the chief executive officer and (ii) two other highly compensated executive officers of the Company for the fiscal year ended December 31, 1999 (the "named executive officers"):


                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------
                               ANNUAL COMPENSATION
--------------------------------------------------------------------------------


                                                                           COMMON STOCK
                                                                           UNDERLYING
NAME AND PRINCIPAL POSITION        FISCAL YEAR      SALARY       BONUS       OPTIONS
-------------------------------- --------------- ------------ ----------- ---------------

Alvin S. Trenk (1)                    1999          $300,000           0               0
  Chairman and                        1998           300,000           0         150,000
  Chief Executive Officer             1997           300,000           0         150,000
-------------------------------- --------------- ------------ ----------- ---------------

Steven L. Trenk                       1999          $250,000           0               0
 President and Chief                  1998           189,615           0         150,000
 Operating Officer                    1997           120,000           0         175,000(2)
-------------------------------- --------------- ------------ ----------- ---------------

Martin G. Jacobs                      1999          $111,000           0               0
 Corporate Medical Director           1998           115,269           0         150,000
                                      1997            88,923     $25,000         175,000(2)
-------------------------------- --------------- ------------ ----------- ---------------

------------------
(1) Paid to TEI, a corporation wholly-owned by Alvin S. Trenk which provides consulting services to the Company. See "Compensation Arrangements - Employment Agreements."

(2) Includes all options issued during fiscal years 1995 and 1996, each of which were repriced to $1.875 per share in February, 1997.



         See "Certain Transactions" for additional information with respect to benefits received by certain members of management of the Company.

DIRECTOR COMPENSATION

         The non-employee directors of the Company receive compensation of $1,000 per meeting of the Board of Directors attended and $500 for each meeting of a committee of the Board of Directors which they attend as a committee member. Directors are entitled to participate in the Company's Director's Stock Option Plan, described below. Further, certain directors received options to acquire Common Stock pursuant to the 1997 Plan.

COMPENSATION ARRANGEMENTS

         EMPLOYMENT AGREEMENTS

         The Company entered into a consulting agreement (the "TEI Agreement") with TEI dated as of April 1, 1994. TEI is wholly-owned by Alvin S. Trenk. Under the terms of the TEI Agreement, TEI agreed to make Mr. A. Trenk available to serve as the Chairman of the Board and Chief Executive Officer of the Company, to serve as Chairman of the Board, Chief Executive Officer and director of any of the Company's subsidiaries and to serve as a shareholder, officer and director of any entity to which the Company provides services, equipment and supplies. Mr. A. Trenk is required to perform up to 750 hours of service per year. The TEI Agreement provides for payments by the Company to TEI of a fee of $300,000 per year plus such cash bonuses as may be determined by the Board of Directors.

         The TEI Agreement has an initial term of five years which automatically renews for an additional year on every anniversary date unless such renewal is terminated by the Board of Directors in writing not less than 90 days prior to the anniversary date or unless the TEI Agreement is otherwise terminated pursuant to its terms. The Company has agreed to permit the employees of TEI to participate in employee benefit plans established for senior management of the Company. The Company has also agreed to make payments, not in excess of $1,500 per month, for an automobile for Mr. A. Trenk's use, to pay for $1,000,000 of term life insurance for Mr. A. Trenk, the beneficiary of which will be the Company, to pay for disability insurance for Mr. A. Trenk and to permit Mr. A. Trenk to participate in stock option plans consistent with other members of senior management of the Company. The TEI Agreement terminates upon the death of Mr. A. Trenk and may be terminated by the Company upon his disability (as defined in the TEI Agreement).

         Steven L. Trenk entered into an employment agreement with the Company dated as of April 1, 1994 providing for an annual base salary of $150,000 for serving as President of the Company and its subsidiaries on an essentially full-time basis. In May 1998, the Board amended the employment agreement and increased Mr. S. Trenk's annual base salary to $250,000. In addition, Mr. S. Trenk is entitled to receive an annual bonus equal to 10% of the Company's pre-tax income in excess of the prior year's pre-tax income, up to 100% of base salary. The agreement has an initial term of five years and renews for an additional one year term on every anniversary date, unless terminated by the Board of Directors in writing no later than 90 days preceding the end of the initial or any renewal term unless sooner terminated upon the death or disability of Mr. S. Trenk. The Company has also agreed to permit Mr. S. Trenk to participate in any employee benefit plans established for senior management employees of the Company, to make payments not in excess of $1,500 per month on an automobile for his use, to pay for $1,000,000 term life insurance for Mr. S. Trenk, the beneficiary of which will be the Company, to pay for disability insurance for Mr. S. Trenk and to permit Mr. S. Trenk to participate in stock option plans consistent with other members of senior management of the Company. Under the terms of Mr. S. Trenk's amended employment agreement, Mr. S. Trenk is entitled to terminate his employment if there is a "change of control." If Mr.
S. Trenk terminates his employment as a result of a change of control, he will be entitled to receive all amounts due to him from the Company to the date of termination plus two years' base salary, payable in cash in two lump sum payments. A "change of control" pursuant to the amended employment agreement includes among others: (i) the approval by the public shareholders of the Company of a merger, as a result of which the shareholders of the Company immediately prior to such approval do not, immediately after the consummation of such transaction, own more than 50% of the voting stock of the surviving entity;
(ii) the acquisition, other than from the Company directly, by any person or group (other than Alvin S. Trenk, Steven L. Trenk or Martin G. Jacobs or their respective family members or any person in which any of them individually or collectively holds 30% or more of the voting stock, collectively, the "Trenk Group"), of beneficial ownership of 50% or more of the outstanding common stock of the Company, or (iii) if the individuals who serve on the Board as of the date of the Employment Agreement no longer constitute a majority of the members of the Board; provided, however, that any person who becomes a director subsequent to the date of the Employment Agreement who is elected to fill a vacancy by a majority of the individuals then serving on the Board shall be considered as if such person was a member prior to the Commencement date.

         Martin G. Jacobs, M.D. entered into a medical director agreement dated as of April 1, 1994 (the "Medical Director Agreement"). The Agreement, as amended, provides for an annual base salary of $111,000 for serving as Corporate Medical Director and agreeing to devote not less than 500 hours per year to the Company's business. The Medical Director Agreement had an initial one year term and renews every anniversary thereafter, unless terminated by the Board of Directors in writing no later than ninety (90) days preceding the anniversary date. The Medical Director Agreement also provides that Dr. Jacobs shall participate in any employee benefit plans established for senior management employees of the Company. The Company has also agreed to make payments not in excess of $500 per month for an automobile for Dr. Jacob's use, to pay for disability insurance for Dr. Jacobs and to permit Dr. Jacobs to participate in stock option plans consistent with other members of senior management of the Company. The Medical Director Agreement terminates upon the death of Dr. Jacobs and may be terminated by the Company upon his disability (as defined in the Medical Director Agreement).

         Each of Alvin and Steven Trenk and Dr. Jacobs has agreed that during the term of his employment or medical director agreement, he will not, directly or indirectly, engage in business activities that are competitive with the Company's activities in any county of any state in the United States, or any country outside of the United States, in which, during his employment, the Company conducted any material business or in which its customers were located. In addition, each employee has agreed that he will not solicit or accept business from any customers of the Company or hire any employees of the Company and shall maintain the Company's proprietary information during the term of his agreement and for at least one year after the expiration of his or her agreement.

COMPENSATION PLANS

         DIRECTORS' STOCK OPTION PLAN

         The Continental Choice Care, Inc. Directors' Stock Option Plan ("Director Plan") covers 200,000 shares of Common Stock. The Director Plan is intended as an incentive to encourage directors who are not on the active salaried payroll of the Company (a "non-employee director"), to invest in the Common Stock of the Company in order to promote long-term shareholder value and increase the non-employee directors' personal interest in the continued success and progress of the Company.

         The Director Plan provides that on July 1 of every year, commencing on July 1, 1994, each non-employee director shall, automatically and without necessity of any action by the Board of Directors, receive a non-statutory option for 10,000 shares of Common Stock with an exercise price per share equal to the fair market value of a share as of the date of grant of the option. The option is exercisable upon payment of the exercise price in cash at any time during the period commencing one year after the date the option is granted and ten years after the date the option is granted, provided that the person exercising the option has been at all relevant times a member of the Board of Directors, except that a director must exercise his or her option (to the extent it is then exercisable) prior to the earlier of three years after leaving the Board of Directors or the expiration date of the option. Upon the death of a director, the option must be exercised prior to the earlier of one year after such death or the expiration date of the option. Unless sooner terminated by the Board of Directors, the Director Plan terminates in 2004.

         1994 LONG-TERM INCENTIVE AWARD PLAN

         The Continental Choice Care, Inc. 1994 Long-Term Incentive Award Plan (the "1994 Plan") covers 300,000 shares of Common Stock pursuant to which officers and key employees of the Company designated as senior executives are eligible to receive incentive and/or non-statutory stock options, awards of shares of Common Stock and stock appreciation rights ("Rights"). The 1994 Plan, which expires in 2004, is generally administered by the Compensation Committee designated by the Board of Directors. The Board of Directors in its entirety may also administer the 1994 Plan. The purposes of the 1994 Plan are to assist in attracting, retaining, and motivating senior executives and to promote the identification of their interests with those of the shareholders of the Company. Incentive stock options and Rights granted under the 1994 Plan are generally exercisable during the period commencing six months from the date of grant of the option and terminating ten years from the date of grant. The exercise prices for incentive stock options are not less than the fair market value of the Common Stock on the date of the grant. In addition, a Right may be exercised only when the fair market value of a share exceeds either the fair market value per share on the date of grant of the Right or the base price of the Right (which is determined by the Committee) if it is not a Right related to an option. A Right related to an option may be exercised only when and to the extent the option is able to be exercised. No participant in the 1994 Plan is entitled to receive grants of options, Rights and awards of incentive shares in the aggregate exceeding 25,000 shares per year.

         1997 EQUITY INCENTIVE PLAN

         The Continental Choice Care, Inc. 1997 Equity Incentive Plan (the "1997 Plan") covers 2,500,000 shares of Common Stock. Pursuant to the 1997 Plan, employees of the Company and its subsidiaries and other persons who are in a position to make a significant contribution to the Company and its subsidiaries are eligible to receive incentive and/or non-qualified options, awards of shares of Common Stock and Rights. The 1997 Plan, which expires in 2007 is generally administered by the Compensation committee designated by the Board of Directors (the "Committee") or by the Board of Directors. The Board of Directors in its entirety may also administer the 1997 Plan. The purposes of the 1997 Plan are to assist in attracting, retaining, and motivating persons who can make a significant contribution to the Company and to promote the identification of their interests with those of the shareholders of the Company. Pursuant to the terms of the 1997 Plan, the Company may grant awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, awards of shares for no cash consideration subject to certain restrictions or awards of shares to be delivered in the future to employees of the Company and others who may be in a position to make a significant contribution to the Company. Incentive stock options, however, may only be issued to employees of the Company. Stock options granted under the 1997 Plan are generally exercisable during the period commencing six months from the date of grant of the option and terminating ten (10) years from the date of grant (five (5) years in the case of an option granted to a holder of 10% of the Company's issued and outstanding shares) Options are generally exercisable at an exercise price which is not less than the fair market value of the Common Stock on the date of grant. SARs granted under the 1997 Plan are exercisable during the period established by the Committee (except in the event of death or disability of the holder), or in the case of a SAR related to an option, the expiration of the related option. In addition, a SAR may be exercised only when the fair market value of a share exceeds either the fair market value per share on the date of grant of the SAR or the base price of the SAR (which is determined by the Committee) if it is not a SAR related to an option. A SAR related to an option may be exercised only when and to the extent the option is able to be exercised.

         401(K) PLAN

         In January 1994, the Company adopted a salary deferral and savings plan (the "Savings Plan") which is qualified under section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and includes a qualified cash or deferred arrangement under Section 401(k) of the Code. Subject to limits set forth in the Code, an employee who meets certain age and service requirements may participate in the Savings Plan by contributing through payroll deductions up to 15% of compensation into an account established for the participating employee and may allocate amounts in such account among a variety of investment vehicles. The Company makes matching contributions to an employee's account in an amount of up to and including 10% of the first 6% of the compensation contributed by each employee. The Savings Plan also provides for loans to, and withdrawals by, participating employees, subject to certain limitations.

                   OPTION EXERCISES AND FISCAL YEAR-END VALUES


         The following table contains information with respect to the exercise of options by the named executive officers during the last fiscal year and with respect to unexercised options held by those officers as of the end of the fiscal year.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUE

-------------------------------------------------------------------------------------------------------------------
                          NUMBER OF                      NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                            SHARES                             OPTIONS AT                  IN-THE-MONEY OPTIONS
                          ACQUIRED ON      VALUE               FISCAL YEAR END               AT FISCAL YEAR END
         NAME              EXERCISE       REALIZED    EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
 ----------------------- ---------------- ----------- -------------------------------- ------------------------------

Alvin S. Trenk                 0            $ 0             300,000         0             $103,125        $ 0
----------------------- ---------------- ----------- --------------- ---------------- ------------- ----------------

Steven L. Trenk                0             0              325,000         0              139,313         0
----------------------- ---------------- ----------- --------------- ---------------- ------------- ----------------

Martin G. Jacobs               0             0              325,000         0              141,469         0
----------------------- ---------------- ----------- --------------- ---------------- ------------- ----------------

                      OPTION GRANTS DURING LAST FISCAL YEAR

         No options to purchase Common Stock were granted to the named executive officers during the Company's last fiscal year.

ITEM 11.  SECURITIES OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS


         The following table sets forth certain information, as of April 12, 2000 regarding the beneficial ownership of the Company's Common Stock by each director and named executive officer (see "Compensation of Directors and Executive Officers") of the Company and by all directors and executive officers as a group and each person known to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock. The Company has been advised that each shareholder listed below has sole voting and dispositive power with respect to such shares unless otherwise noted in the footnotes below.

                                                                                  PERCENT OF
NAME AND ADDRESS                      AMOUNT AND NATURE OF                        OUTSTANDING
OF BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP                    COMMON STOCK
-------------------                      --------------------                    ------------

                                  COMPANY             TECHTRON           COMPANY          TECHTRON
                               COMMON STOCK         COMMON STOCK      COMMON STOCK      COMMON STOCK
                               ------------         ------------      ------------      ------------

TechTron, Inc. (1)                1,527,500                   0         43.49%              --
Alvin S. Trenk(1)                   303,000 (2)       4,841,666         48.01%(3)           80.69%
Steven L. Trenk(1)                  326,000 (4)       4,841,666         48.30%(3)           80.69%
Martin G. Jacobs, M.D. (1)          325,000 (5)       4,841,666         48.27%(3)           80.69%
Stanley B. Amsterdam(1)              60,000 (6)           2,000          1.68%                *
Jeffrey B. Mendell(1)               140,000 (7)               0          3.83%              --
All Directors and Officers
   as a Group (6 persons)         2,731,500           4,843,666         58.33%              80.73%


------------------

*Comprises less than one percent of the outstanding Common Stock.

(1) The address of each named person and entity is 44 Aspen Drive, Livingston, New Jersey 07039.

(2) Includes 300,000 shares underlying currently exercisable options issued to Mr. A. Trenk under the Company's 1997 Equity Incentive Plan (the "1997 Plan")

(3) Includes 1,527,500 shares held by TechTron. Alvin S. Trenk, Steven L. Trenk and Martin G. Jacobs, M.D. are each officers, directors and principal shareholders of TechTron and directly own an aggregate of approximately 80.69% of the outstanding stock of TechTron. These individuals may also be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Common Stock owned by TechTron. Alvin
     S. Trenk, Steven L. Trenk and Martin G. Jacobs, M.D. are treated as a group herein for purposes of determining beneficial ownership.

(4) Includes 1,000 shares held in the name of Mr. S. Trenk's children. Includes 25,000 and 300,000 shares of Common Stock underlying currently exercisable options issued to Mr. S. Trenk under the Company's 1994 Long Term Incentive Award Plan (the "1994 Plan") and the 1997 Plan, respectively.

(5) Includes 25,000 and 300,000 shares of Common Stock underlying currently exercisable options issued to Dr. Jacobs under the 1994 Plan and the 1997 Plan, respectively.

(6) Includes 10,000 and 20,000 shares of Common Stock underlying currently exercisable options granted under the Director's Stock Option Plan and the 1997 Plan, respectively.

(7) Includes 50,000 and 90,000 shares of Common Stock underlying currently exercisable options granted under the Director's Stock Option Plan and the 1997 Plan, respectively.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DRYCLEANING TRANSACTIONS. On November 16, 1999, the Company sold its majority interest in United to UDC Acquisition Corp, Inc. ("UDC"), an Arizona corporation, pursuant to terms of a Stock Purchase Agreement. The majority of the outstanding common stock of UDC is owned by Jeffrey M. Trenk, brother of Steven L. Trenk, son of Alvin S. Trenk and nephew of Martin G. Jacobs, collectively, the Certain Executive Officers. The aggregate purchase price for the Company's stock interest, $10,000, was offset against amounts due to Jeffrey
M. Trenk from the Company.

         Under the terms of the sale, UDC Acquisition acquired substantially all of the assets and liabilities of United at the time of sale. The Company did not recognize any gain or loss related to the transaction. The sale included net fixed assets of $199,292, a write-off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015. As of December 31, 1999, the Company had advanced $34,785 to UDC Acquisition. The Company has obtained a demand promissory note for the advances The note bears interest at a rate of 8% per annum and has been guaranteed by Jeffrey M. Trenk, President of UDC Acquisition.

         INSIDER LOANS. In 1998 and 1997, respectively, the Company loaned $350,000 and $35,000 to the Company's President and Chief Operating Officer. The President and Chief Operating Officer executed promissory notes for these advances which were due and payable in full within one year. In 1999, the Company received $55,000 representing payment of the 1997 loan and partial payment of the 1998 advances. The notes relating to the 1998 advances bear interest at a rate imputed by the Internal Revenue Service for instruments having a maturity of one or more years (4.33% to 5.58%). The Company has extended the term of the notes to be payable prior to December 31, 2000.

         TRANSACTIONS WITH PARENT. As of December 31, 1998, the Company had advanced $370,264 to TechTron, Inc. ("TechTron"). During 1999 the Company advanced an additional $134,303 to TechTron. The Company has obtained demand promissory notes from TechTron for all of the advances. The majority of outstanding shares of TechTron are owned by Certain Executive Officers of the Company. The majority of the notes issued in connection with these advances bear interest at a rate of 8% per annum. All notes have been guaranteed by Certain Executive Officers. Payments on the notes are not anticipated in 2000 due to the fact that TechTron does not expect to earn sufficient revenues to make payment. All amounts due from TechTron are unsecured and are guaranteed by Certain Executive Officers.

         DIALYSIS BUSINESS. On January 29, 1998, UMDC sold substantially all of its assets to Renal Research Institute, LLC ("RRI") pursuant to the terms of an Asset Purchase Agreement (the "RRI Purchase Agreement") among UMDC, RRI and the shareholders of UMDC for an aggregate purchase price of approximately $7,984,000 (the "RRI Sale"). Fifty percent of the outstanding common stock of UMDC is owned by Certain Executive Officers. UMDC retained its accounts receivable, cash and cash equivalents in the transaction, as well as certain liabilities of UMDC outstanding as of the date of the First RRI Closing. At the January 29, 1998 closing (the "First RRI Closing"), RRI paid approximately $4,174,000 in partial payment for the assets of UMDC.

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