Form 10QSB
period 2000-03-31
CONTINENTAL CHOICE CARE INC
filed 2000-05-15
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 2000
                               -------------------

                           - OR -

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                             to
                               -------------------------------------------

Commission File Number          0-24542
                        ----------------------

                          CONTINENTAL CHOICE CARE, INC.
     ---------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            NEW JERSEY                                       22-3276736
-------------------------------                           ---------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

       44 ASPEN DRIVE
LIVINGSTON, NEW JERSEY                                            07039
----------------------------                                  ------------
(Address of Principal Executive Offices)                        Zip Code

Registrant's Telephone Number, Including Area Code      (973) 422-1666
                                                      ------------------

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

Applicable only to corporate issuers.

Shares outstanding as of May 12, 2000 3,512,544 shares of common stock, no par value.

Transitional Small Business Disclosure Format:   Yes ____   No     X
                                                                ----

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                 MARCH 31, 2000

           This Report on Form 10-QSB contains "forward-looking statements" that are based on management's assumptions, estimates and projections. Although these statements may appear throughout this report, we specifically direct your attention to the portion of this report entitled "Management's Discussion and Analysis." Forward looking statements are generally accompanied by words such as "believe", "intend", "anticipate", "estimate", "expect" and similar words. The Company's actual results could differ materially from the results anticipated in such forward-looking statements as a result of known and unknown risks, uncertainties and other factors.

PART I.                         FINANCIAL INFORMATION

           The comparative consolidated statements of operations, balance sheets and statements of cash flows for Continental Choice Care, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

           The consolidated financial statements and accompanying financial information as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form 10-KSB/A filed with the Securities and Exchange Commission.




                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                   MARCH 31, 2000     DEC. 31, 1999
                                                                         --------------     -------------
                                                                           (UNAUDITED)
Current Assets:
Cash and cash equivalents ..............................................   $ 2,605,768    $   118,245
Investments in U.S. Government securities ..............................       100,000      1,580,220
Accounts receivable, less allowance for doubtful accounts of $10,993
      at March 31, 2000 and $13,543 at December 31, 1999 ...............       114,656         83,038
Amounts due from consulting customers ..................................       415,082            -0-
Other current assets ...................................................       157,543        223,239
Notes receivable .......................................................           -0-       1,027,00
Pine Tree escrow deposit ...............................................           -0-        915,000
                                                                           -----------    -----------
      Total current assets .............................................     3,393,049      3,946,742
Amounts due from affiliates ............................................       520,108        504,567
Note receivable .......................................................        527,000            -0-
Amounts due from officer ...............................................       330,000        330,000
Property and equipment, at cost, less accumulated depreciation .........       127,653        134,592
Goodwill and other intangibles, less accumulated amortization ..........       194,196        198,214
Other assets ..........................................................         83,005         50,579
                                                                           -----------    -----------
                                                                           $ 5,175,011    $ 5,164,694
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit .........................................................   $   102,500    $    70,000
Accounts payable .......................................................       634,839        771,773
Accrued expenses .......................................................     1,855,105      1,560,429
                                                                           -----------    -----------
         Total current liabilities .....................................     2,592,444      2,402,202
                                                                           -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding          --             --
Common stock, no par value, 10,000,000 shares authorized,
      3,512,544 shares issued and outstanding at March 31, 2000
      and 3,267,500 at December 31, 1999 ...............................     7,228,186      5,645,061
Accumulated deficit ....................................................    (4,645,619)    (2,882,569)
                                                                           -----------    -----------
      Total stockholders' equity .......................................     2,582,567      2,762,492
                                                                           -----------    -----------
                                                                           $ 5,175,011    $ 5,164,694
                                                                           ===========    ===========


         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.






                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                            2000           1999
                                                            ----           ----
 Revenues from continuing operations
   Dry cleaning services ...........................   $   315,917    $   430,248
   Consulting services .............................        83,331         83,331
                                                       -----------    -----------
                                                           399,248        513,579

Costs of services ..................................       225,295        321,608
General and administrative expenses ................       655,083        756,283
Stock option compensation expenses .................     1,387,875            -0-
Depreciation and amortization ......................        15,138         49,852
Settlement costs ...................................       322,609            -0-
Interest income, net ...............................       (28,620)       (25,164)
                                                       -----------    -----------

           Total costs and expenses ................     2,577,380      1,102,579
                                                       -----------    -----------

Loss from continuing operations ....................    (2,178,132)      (589,000)
                                                       -----------    -----------

Income from discontinued operations, less applicable
   income taxes of $-0- in 2000 ....................       415,082            -0-
                                                       -----------    -----------

           Net loss ................................    (1,763,050)      (589,000)

(Accumulated deficit) retained earnings,
   Beginning of period .............................    (2,882,569)           989
                                                       -----------    -----------
   End of period ...................................   $(4,645,619)   $  (588,011)
                                                       ===========    -----------

Basic and diluted income (loss) per share:
   Continuing operations ...........................   $      (.65)   $      (.18)
   Discontinued operations .........................           .12            -0-
                                                       -----------    -----------
   Net loss per share ..............................   $      (.53)   $      (.18)
                                                       ===========    ===========

Basic and diluted weighted average shares
   outstanding .....................................     3,323,352      3,246,833
                                                       ===========    ===========

         The accompanying notes to consolidated financial statements are an integral part of these statements.






                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS ENDED MARCH 31,
                                                            2000            1999
                                                         ----------        -------
                                                         (unaudited)     (unaudited)
Cash Flows From Operating Activities:
      Net loss .......................................   $(1,763,050)   $  (589,000)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization ..................        16,692         62,229
      Stock grant and warrants issued ................       189,000         70,500
      Income from discontinued operations ............      (415,082)           -0-
      Stock option compensation expense ..............     1,387,875            -0-
      Changes in operating assets and liabilities:
             Increase in accounts receivable, net ....       (31,618)       (61,341)
             Decrease (increase) in other assets .....        33,270       (127,705)
             Increase in amounts due from affiliates .       (15,541)       (23,450)
             (Decrease) increase in accounts payable .      (136,934)       189,084
             Increase in accrued expenses ............       294,676          8,544
                                                         -----------    -----------
Net cash used in operating activities ................      (440,712)      (471,139)
                                                         -----------    -----------

Cash Flows From Investing Activities:
      Repayment of notes receivable ..................       500,000            -0-
      Repayment of PineTree deposit ..................       915,000            -0-
      Issuance of notes receivable ...................           -0-       (250,000)
      Purchases of U.S. Government securities ........           -0-     (1,493,181)
      Proceeds from sale of U.S. Government securities     1,480,220      2,000,000
      Purchases of property and equipment ............        (5,735)        (2,291)
                                                         -----------    -----------
Net cash provided by investing activities ............     2,889,485        254,528
                                                         -----------    -----------

Cash Flows From Financing Activities:
      Net borrowings under line of credit ............        32,500         30,000
      Proceeds from exercise of stock options ........         6,250            -0-
      Principal payments on notes payable ............           -0-         (4,365)
                                                         -----------    -----------
Net cash provided by financing activities ............        38,750         25,635
                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents .     2,487,523       (190,976)
Cash and cash equivalents, beginning of year .........       118,245      3,058,676
                                                         -----------    -----------
Cash and cash equivalents, end of period .............   $ 2,605,768    $ 2,867,700
                                                         -----------    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for income taxes .....................   $     5,682    $     4,141
                                                         ===========    ===========
      Cash paid for interest .........................   $     1,447    $     3,140
                                                         ===========    ===========

Non-Cash Disclosures:

      The Company issued 30,000 shares of common stock to an outside consultant valued at $180,000 and 150,000 warrants to financial services providers for consideration of professional services valued at approximately $238,000.

      The Company issued 158,151 shares of common stock valued at $1,387,875 in connection with the cashless exercise of stock options.


           The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS AND DISCONTINUED OPERATIONS:

         Continental Choice Care, Inc., (the "Company"), is currently engaged in the dry cleaning service industry and provides consulting services under agreement.

(2)  INCOME (LOSS) PER SHARE:

         Basic income (loss) per share represents net income (loss) divided by the weighted average shares outstanding. Diluted income (loss) per share represents net income (loss) divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards, if dilutive.

         As of March 31, 2000 and 1999, the basic and diluted weighted average common shares outstanding were 3,323,352 and 3,246,833 respectively. As of March 31, 2000, there were 1,312,100 of outstanding stock options issued to Directors, officers and employees of the Company as well as 150,000 warrants issued to financial services providers which were excluded from basic and diluted net income (loss) per share for both periods because the effect would be antidilutive.

(3)  RELATED PARTY TRANSACTIONS:

         As of December 31, 1999, the Company had advanced $504,567 to TechTron. During 2000, an additional $15,541 was advanced to TechTron. The Company has obtained notes from TechTron for all of the advances. The majority of the notes issued in connection with these advances bear interest at a rate of 8% per annum and are payable upon demand. Payments on the notes are not anticipated in 2000 due to the fact that TechTron does not expect to earn sufficient revenues to make payment.

         Several promissory notes and associated guarantees of related parties were in default under the original terms of the notes. As of March 31, 2000, amounts due the Company from TechTron totaled $520,108. Of this amount, $125,868 was secured by a promissory note dated August 9, 1994. Under the original terms of this note, principal and interest were due and payable by December 31, 1996. The terms of the note were amended by the Company to become due and payable on demand. All amounts due from TechTron are guaranteed by Certain Executive Officers. Any demand for payment under the personal guarantees will have to be made by the Company's Board of Directors. The Company's Board of Directors does not currently intend to make demand for payment.

         On November 16, 1999, the Company sold its majority interest in United Dry Cleaning, LLC ("United"), a subsidiary of the Company, to UDC Acquisition Corp, Inc. ("UDC"), an Arizona corporation, pursuant to terms of a Stock Purchase Agreement. The majority of the outstanding common stock of UDC is owned by Jeffrey M. Trenk, brother of Steven L. Trenk, son of Alvin S. Trenk and nephew of Martin G. Jacobs, collectively, the Certain Executive Officers. The aggregate purchase price for the Company's stock interest, $10,000, was offset against amounts due to Jeffrey M. Trenk from the Company.

         Under the terms of the sale, UDC acquired substantially all of the assets and liabilities of United at the time of sale. The Company did not recognize any gain or loss related to the transaction. The sale included net fixed assets of $199,292, a write-off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015. As of March 31, 2000, the Company has advanced $69,152 to UDC. The Company has obtained demand promissory notes for the advances. The notes bear interest at a rate of 8% per annum and have been guaranteed by Jeffrey M. Trenk, President of UDC.

         On March 21, 2000, the Company awarded 30,000 shares of the Company's common stock, valued at $180,000, as additional compensation to Jeffrey M. Trenk. Jeffrey M. Trenk currently provides consulting services to the Company's dry cleaning operation. The Company has recorded $180,000 in general and administrative expenses relating to the issuance of these shares in the accompanying Consolidated Statements of Operations and Accumulated Deficit.

(4) TELECOMMUNICATIONS MERGER:

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

         In connection with the closing and as part of a separate settlement agreement, the Company became obligated at the time of closing to issue 100,000 shares of the Company's common stock to a third party equity investor of TelaLink Network, Ltd. in exchange for the release of any and all claims and liens that it may have the right to assert against TelaLink and the Company. The 100,000 shares of common stock were issued by the Company on April 21, 2000 and valued at $325,000 based on the fair market value of the common stock issued.

(5) ALLIANCE WITH ALLIANT TECHNOLOGIES, INC.

         On March 22, 2000, the Company executed a letter of intent to form a strategic alliance with Alliant Technologies, Inc. ("Alliant"). Through this proposed alliance, the Company expects to invest in early stage Internet companies. Alliant is a provider of Internet technology solutions for business that offers a complete range of services, including strategic business consulting, e-commerce application development, business process engineering and infrastructure engineering. Under the terms of the letter of intent, the Company would obtain 25% of the outstanding securities of Little Universe, LLC, ("LU") a start-up Internet Portal.

         On April 24, 2000, the Company completed its investment resulting in the acquisition of 25% of the equity of LU. The all cash purchase price for the Company's interest was $250,000. LU is a web resource which allows people, business, civic and government organizations to interact with and participate in their communities. It ties municipal governments, public safety, planning and zoning agencies, libraries, schools and other civic organizations to local merchants, clubs, sports teams, religious groups, baby sitting co-ops and residents. Revenues are generated by selling advertising space ranging from single page sites through banner advertisements to the local community and in contiguous communities.

(6) OTHER MATTERS

         On January 3, 2000, the Company granted a warrant to purchase up to an aggregate of 100,000 shares of its common stock to a financial services provider in which the Chairman is a founding partner at an exercise price of $2.00, which was the fair market value on the date of grant. The warrant has an estimated value of $62,000 based upon a Black Scholes valuation.

         On March 22, 2000, the Company granted a warrant to purchase up to an aggregate of 50,000 shares of its common stock to Alliant, at an exercise price of $3.00. The warrant has an estimated value of $176,000 based upon a Black Scholes valuation.

         During the first quarter of 2000, the Company issued 158,151 shares in connection with the cashless exercise of stock options issued under the Company's 1994 Long-Term Incentive Award Plan and the 1997 Equity Incentive Plan as well as 53,393 shares in connection with the exercise of warrants issued to a professional services provider in 1997. The Company recorded $1,153,296 in stock option compensation expense relating to the issuance of these shares in the accompanying Consolidated Statement of Operations.

(7) SUBSEQUENT EVENTS

         On May 3, 2000, the Company received an additional payment of $415,082 from Upper Manhattan Dialyis Center, Inc.("UMDC"), a New York corporation to which the Company provided consulting and administrative services. The Company recorded such amount as of March 31, 2000 as additional revenues from UMDC, not previously recorded due to realization uncertainties. Such amount has been included in income from discontinued operations in the accompanying Consolidated Statements of Operations and Accumulated Deficit.





MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999.

         On October 8, 1997, the Company completed the sale of substantially all its New Jersey, New York, Connecticut and Pennsylvania dialysis business assets to IHS of New York, a New York corporation ("IHS"). Following the IHS closing, the Company's sources of revenue included amounts payable for consulting services to be provided to IHS through October 2000, at a rate of $27,777 per month. For the three months ended March 31, 2000 and 1999, respectively, the Company recognized a total of $83,331 each year for consulting services under this agreement.

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

         During the first three quarters of 1999, United closed six of the eleven retail facilities it had acquired or formed during 1998. During the same period, United sold three retail facilities back to the original sellers. The sales were made in consideration of the release of United's obligations under the purchase price promissory notes executed in connection with the original purchases. On November 16, 1999, the Company sold its majority interest in United to UDC Acquisition Corp., Inc., pursuant to terms of a Stock Purchase Agreement.

         In November 1999, the Company formed a new subsidiary, Valet-USA, Inc. ("Valet"), to provide dry cleaning services to focus primarily on the hospitality industry in the Phoenix, Arizona area. As of May 4, 2000, Valet provides guest, drapery and linen dry cleaning services to approximately 133 hotel customers in the Phoenix area. The Company believes that it can generate higher revenues from the hospitality business than it derived from the retail business. Further, management believes the Company will benefit due to a reduction in personnel, supplies, capital equipment lease obligations and real property leases as a result of the sale of the retail business. Valet currently operates a single plant and drop store from a leased location.

      REVENUES

         The Company's dry cleaning operation recognized revenues of $315,917 and $430,248 in 2000 and 1999, respectively. Revenues in 2000 are lower than in 1999 due to the Company divesting itself of the retail dry cleaning business during the first three quarters of 1999. Of these amounts, approximately $56,675 and $213,381 or 18% and 50% in 2000 and 1999, respectively, related to dry cleaning services provided relating to the retail operation. The remaining $259,242 and $216,867 related to dry cleaning services provided to hotel customers. The Company anticipates that hotels will continue to be the major source of revenue. Valet continues to target additional businesses in the Phoenix, Arizona area to maximize plant capacity as well as broaden the Company's revenue base.

         In 2000, the Company recorded $415,082 in additional revenues related to payments from UMDC, not previously recorded due to realization uncertainties. Such amount has been included in income from discontinued operations in the accompanying Consolidated Statements of Operations and Accumulated Deficit.

      COST OF SERVICES

         Cost of services was $225,295 and $321,608 or 71% and 75% of revenues attributable to the Company's dry cleaning business in 2000 and 1999, respectively. Expenses in 2000 are lower than in 1999, due to the Company divesting itself of the retail dry cleaning business during the first three quarters of 1999. Cost of services is mostly comprised of $159,859 and $253,761 in salaries and other payroll expenses as well as $35,840 and $51,211 for supplies in 2000 and 1999, respectively. Management continues to seek ways to reduce Valet's costs and to increase revenues.

      GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses totaled $655,083 in 2000, as compared with $756,283 for the three months ended March 31, 1999. The net decrease of $101,200 is primarily comprised of a decrease of $177,838 related to the Company's closing and sale of dry cleaning businesses in the first three quarters of 1999, a reduction of $40,594 in salaries and other office expenses due to a reduction in corporate staff resulting from the IHS transaction, offset by the issuance of 30,000 shares of common stock valued at $180,000 to an outside consultant (See Note 3 to the Consolidated Financial Statements).

      ALLOWANCE FOR DOUBTFUL ACCOUNTS

         A provision for doubtful accounts was recorded to the extent deemed to be adequate to absorb possible losses resulting from uncollectible receivables. The Company reviews individual accounts and a reserve is established to reflect any amounts considered doubtful of collection based on the Company's knowledge of specific payors, an analysis of the aging of the accounts, as well as past experience with the accounts under review. As of March 31, 2000, the allowance for doubtful accounts was $10,993 as compared with $13,543 at December 31, 1999.

         As of March 31, 2000 and December 31, 1999, the Company's dry cleaning business had accounts receivable of $125,648 and $96,581, respectively. As a percentage of receivables outstanding, such allowance was 9% at March 31, 2000 and 14% at December 31, 1999, respectively. Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of March 31, 2000 is adequate to absorb possible losses resulting from uncollectible receivables.

      DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense for 2000 and 1999 totaled $16,692 and $62,229. The decrease of $45,537 from 1999 resulted from the sale of assets in connection with the sale of dry cleaning stores and plants to their original owners in 1999, as well as the sale of the Company's majority interest in United to UDC Acquisition in November, 1999.

      INTEREST INCOME AND INTEREST EXPENSE

         Net interest income was $28,620 and $25,164 for the three months ended March 31, 2000 and 1999, respectively.

      INCOME TAXES

         All of the Company's deferred tax assets as of March 31, 2000 have been offset by a valuation allowance as a result of the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

         The Company experienced a positive net cash flow of $2,487,523 in 2000. Net cash used in operating activities of $440,712 related primarily to corporate general and administrative expenses. Net cash provided by investing activities of $2,889,485 reflects the proceeds from the sale of U.S. Government securities as well as repayments of amounts loaned to TelaLink and amounts held in escrow relating to the Pine Tree Stock Purchase Agreement. Net cash provided by financing activities of $38,750 related primarily to net proceeds from borrowings on Valet's line of credit.

         The Company has made advances to certain affiliates and consulting customers. As of December 31, 1999, the Company had advanced $504,567 to TechTron. During 2000, the Company advanced an additional $15,541 to TechTron. The Company has obtained demand promissory notes from TechTron for all of the advances, of which the majority of notes issued bear an 8% rate of interest. Interest of approximately $84,000 has accrued through March 31, 2000, but has not been recorded due to TechTron's lack of sufficient revenues to make payment. Payments on the notes are not anticipated in 2000 due to the fact that TechTron does not expect to earn sufficient revenue to make payment. All amounts due from TechTron are unsecured and are guaranteed by Certain Executive Officers.

The Company expects that its cash, cash equivalents and investments in U.S. Government securities will be sufficient to fund the Company's operations through March 31, 2001.

         In 1998, the Company committed an aggregate of $1,000,000 to fund United's initial operations. During 1999, the Company arranged for a $200,000 line of credit with a bank to provide additional financing. This line was primarily secured by all of United's assets and further secured by assets of a company in which the Chairman of the Company is a founding partner. In 1999, all amounts due under the line of credit were repaid by the liquidation of the assets underlying the guarantee which secured the line. In 1999, the Company arranged for a $100,000 line of credit to fund the daily operations. The line bore interest at a rate of 8% per annum and was payable on demand. The line of credit was with a company owned by the Chairman of the Company and had $70,000 of debt availability remaining at the time of United's sale to UDC. In 1999, the Company arranged for a $250,000 line of credit for Valet to fund the daily operations. The line bears interest at a rate of 8% per annum and is payable on demand. The line of credit is also with a company owned by the Chairman of the Company. As of March 31, 2000, $147,500 of debt availability remained on the line.

PART II

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

           No exhibits are filed with this report or are incorporated herein by reference.

           (b) No reports on Form 8-K were filed by the Company during the fiscal quarter of the Company ending March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CONTINENTAL CHOICE CARE, INC.

Date:________, 2000                             By:  /s/Steven L. Trenk
                                                     --------------------------
                                                     Steven L. Trenk
                                                     President, and Chief
                                                     Operating Officer


Date:_________, 2000                                 /s/ Mark N. Raab
                                                     --------------------------
                                                     Mark N. Raab
                                                     Chief Financial Officer
                                                     Principal Financial Officer