Form 10QSB/A
period 2000-03-31
CONTINENTAL CHOICE CARE INC
filed 2000-06-29
CIK 922488

FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

Applicable only to corporate issuers.

Shares outstanding as of May 12, 2000 3,612,544 shares of common stock, no par value.

Transitional Small Business Disclosure Format:   Yes ____   No     X
                                                                ----

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                                  FORM 10-QSB/A
                                 MARCH 31, 2000

     This Report on Form 10-QSB/A contains "forward-looking statements" that are based on management's assumptions, estimates and projections. Although these statements may appear throughout this report, we specifically direct your attention to the portion of this report entitled "Management's Discussion and Analysis." Forward looking statements are generally accompanied by words such as "believe", "intend", "anticipate", "estimate", "expect" and similar words. The Company's actual results could differ materially from the results anticipated in such forward-looking statements as a result of known and unknown risks, uncertainties and other factors.

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




                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                   MARCH 31, 2000     DEC. 31, 1999
                                                                         --------------     -------------
                                                                           (UNAUDITED)
Current Assets:
Cash and cash equivalents ..............................................   $ 2,605,768    $   118,245
Investments in U.S. Government securities ..............................       100,000      1,580,220
Accounts receivable, less allowance for doubtful accounts of $10,993
      at March 31, 2000 and $13,543 at December 31, 1999 ...............       114,656         83,038
Amounts due from consulting customers ..................................       415,082            -0-
Other current assets ...................................................       157,543        223,239
Notes receivable .......................................................           -0-       1,027,00
Pine Tree escrow deposit ...............................................           -0-        915,000
                                                                           -----------    -----------
      Total current assets .............................................     3,393,049      3,946,742
Amounts due from affiliates ............................................       520,108        504,567
Note receivable .......................................................        527,000            -0-
Amounts due from officer ...............................................       330,000        330,000
Property and equipment, at cost, less accumulated depreciation .........       127,653        134,592
Goodwill and other intangibles, less accumulated amortization ..........       194,196        198,214
Other assets ..........................................................         83,005         50,579
                                                                           -----------    -----------
                                                                           $ 5,175,011    $ 5,164,694
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit .........................................................   $   102,500    $    70,000
Accounts payable .......................................................       634,839        771,773
Accrued expenses .......................................................     1,855,105      1,560,429
                                                                           -----------    -----------
         Total current liabilities .....................................     2,592,444      2,402,202
                                                                           -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding          --             --
Common stock, no par value, 10,000,000 shares authorized,
      3,512,544 shares issued and outstanding at March 31, 2000
      and 3,267,500 at December 31, 1999 ...............................     6,843,811      5,645,061
Accumulated deficit ....................................................    (4,261,244)    (2,882,569)
                                                                           -----------    -----------
      Total stockholders' equity .......................................     2,582,567      2,762,492
                                                                           -----------    -----------
                                                                           $ 5,175,011    $ 5,164,694
                                                                           ===========    ===========


         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.






                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                            2000           1999
                                                            ----           ----
 Revenues from continuing operations
   Dry cleaning services ...........................   $   315,917    $   430,248
   Consulting services .............................        83,331         83,331
                                                       -----------    -----------
                                                           399,248        513,579

Costs of services ..................................       225,295        321,608
General and administrative expenses ................       655,083        756,283
Stock option compensation expenses .................     1,003,500            -0-
Depreciation and amortization ......................        15,138         49,852
Settlement costs ...................................       322,609            -0-
Interest income, net ...............................       (28,620)       (25,164)
                                                       -----------    -----------

           Total costs and expenses ................     2,193,005      1,102,579
                                                       -----------    -----------

Loss from continuing operations ....................    (1,793,757)      (589,000)
                                                       -----------    -----------

Income from discontinued operations, less applicable
   income taxes of $-0- in 2000 ....................       415,082            -0-
                                                       -----------    -----------

           Net loss ................................    (1,378,675)      (589,000)

(Accumulated deficit) retained earnings,
   Beginning of period .............................    (2,882,569)           989
                                                       -----------    -----------
   End of period ...................................   $(4,261,244)   $  (588,011)
                                                       ===========    -----------

Basic and diluted income (loss) per share:
   Continuing operations ...........................   $      (.54)   $      (.18)
   Discontinued operations .........................           .12            -0-
                                                       -----------    -----------
   Net loss per share ..............................   $      (.42)   $      (.18)
                                                       ===========    ===========

Basic and diluted weighted average shares
   outstanding .....................................     3,323,352      3,246,833
                                                       ===========    ===========

         The accompanying notes to consolidated financial statements are an integral part of these statements.






                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS ENDED MARCH 31,
                                                            2000            1999
                                                         ----------        -------
                                                         (unaudited)     (unaudited)
Cash Flows From Operating Activities:
      Net loss .......................................   $(1,378,675)   $  (589,000)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization ..................        16,692         62,229
      Stock grant and warrants issued ................       189,000         70,500
      Income from discontinued operations ............      (415,082)           -0-
      Stock option compensation expense ..............     1,003,500            -0-
      Changes in operating assets and liabilities:
             Increase in accounts receivable, net ....       (31,618)       (61,341)
             Decrease (increase) in other assets .....        33,270       (127,705)
             Increase in amounts due from affiliates .       (15,541)       (23,450)
             (Decrease) increase in accounts payable .      (136,934)       189,084
             Increase in accrued expenses ............       294,676          8,544
                                                         -----------    -----------
Net cash used in operating activities ................      (440,712)      (471,139)
                                                         -----------    -----------

Cash Flows From Investing Activities:
      Repayment of notes receivable ..................       500,000            -0-
      Repayment of PineTree deposit ..................       915,000            -0-
      Issuance of notes receivable ...................           -0-       (250,000)
      Purchases of U.S. Government securities ........           -0-     (1,493,181)
      Proceeds from sale of U.S. Government securities     1,480,220      2,000,000
      Purchases of property and equipment ............        (5,735)        (2,291)
                                                         -----------    -----------
Net cash provided by investing activities ............     2,889,485        254,528
                                                         -----------    -----------

Cash Flows From Financing Activities:
      Net borrowings under line of credit ............        32,500         30,000
      Proceeds from exercise of stock options ........         6,250            -0-
      Principal payments on notes payable ............           -0-         (4,365)
                                                         -----------    -----------
Net cash provided by financing activities ............        38,750         25,635
                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents .     2,487,523       (190,976)
Cash and cash equivalents, beginning of year .........       118,245      3,058,676
                                                         -----------    -----------
Cash and cash equivalents, end of period .............   $ 2,605,768    $ 2,867,700
                                                         -----------    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for income taxes .....................   $     5,682    $     4,141
                                                         ===========    ===========
      Cash paid for interest .........................   $     1,447    $     3,140
                                                         ===========    ===========

Non-Cash Disclosures:

      The Company issued 30,000 shares of common stock to an outside consultant valued at $180,000 and 150,000 warrants to financial services providers for consideration of professional services valued at approximately $238,000.

      The Company issued 158,151 shares of common stock valued at $1,003,500 in connection with the cashless exercise of stock options.


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

         During the first quarter of 2000, the Company issued 158,151 shares in connection with the cashless exercise of stock options issued under the Company's 1994 Long-Term Incentive Award Plan and the 1997 Equity Incentive Plan as well as 53,393 shares in connection with the exercise of warrants issued to a professional services provider in 1997. The Company recorded $1,003,500 in stock option compensation expense relating to the issuance of these shares in the accompanying Consolidated Statement of Operations.

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