Form 10QSB
period 2000-06-30
CONTINENTAL CHOICE CARE INC
filed 2000-08-14
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 2000
                                   ---------------

                                     - OR -

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ---------------------

Commission File Number    0-24542
                        -------------

                          CONTINENTAL CHOICE CARE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          NEW JERSEY                                       22-3276736
-------------------------------                   ----------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

       44 ASPEN DRIVE
LIVINGSTON, NEW JERSEY                                       07039
----------------------------                     -----------------------------
(Address of Principal Executive Offices)                   Zip Code

Registrant's Telephone Number, Including Area Code     (973) 422-1666
                                                   ---------------------------

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

           Yes _____     No _____

Applicable only to corporate issuers.

Shares outstanding as of August 10, 2000, 3,636,878 shares of common stock, no par value.

Transitional Small Business Disclosure Format:   Yes ____   No     X
                                                                -------

                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                  JUNE 30, 2000

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

           The consolidated financial statements and accompanying financial information as of June 30, 2000 and for the three and six-month periods ended June 30, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form 10-KSB/A filed with the Securities and Exchange Commission.







                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                     JUNE 30, 2000     DEC. 31, 1999
                                                                           -------------     -------------

Current Assets:
Cash and cash equivalents ...............................................   $ 2,158,563    $   118,245
Investments in U.S. Government securities ...............................       100,000      1,580,220
Accounts receivable, less allowance for doubtful accounts of $7,119
      at June 30, 2000 and $13,543 at December 31, 1999 .................        86,914         83,038
Other current assets ....................................................       209,866        223,239
Notes receivable ........................................................           -0-      1,027,000
Pine Tree escrow deposit ................................................           -0-        915,000
                                                                            -----------    -----------
      Total current assets ..............................................     2,555,343      3,946,742
Amounts due from affiliates .............................................       548,082        504,567
Note receivable .........................................................       527,000            -0-
Amounts due from officer ................................................       330,000        330,000
Investment in Little Universe, LLC ......................................       231,922            -0-
Property and equipment, at cost, less accumulated depreciation ..........       120,458        134,592
Goodwill and other intangibles, less accumulated amortization ...........       190,178        198,214
Other assets ............................................................        62,307         50,579
                                                                            -----------    -----------
                                                                            $ 4,565,290    $ 5,164,694
                                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit ..........................................................   $   102,500    $    70,000
Accounts payable ........................................................       399,545        771,773
Accrued expenses ........................................................       742,450      1,560,429
                                                                            -----------    -----------
         Total current liabilities ......................................     1,244,495      2,402,202
                                                                            -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding.       --              --
Common stock, no par value, 10,000,000 shares authorized,
      3,635,878 shares issued and outstanding at June 30, 2000
      and 3,267,500 at December 31, 1999 ................................     7,104,311      5,645,061
Paid-in capital .........................................................       399,000          --
Accumulated deficit .....................................................    (4,182,516)    (2,882,569)
                                                                            -----------    -----------
      Total stockholders' equity ........................................     3,320,795      2,762,492
                                                                            -----------    -----------
                                                                            $ 4,565,290    $ 5,164,694
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





                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30, 2000  JUNE 30, 1999  JUNE 30, 2000  JUNE 30, 1999
                                              -------------  -------------  -------------  -------------

Revenues from continuing operations
           Dry cleaning services ..........   $   270,081    $   412,833    $   585,998    $   843,081
           Consulting services ............        83,331         83,331        166,662        166,662
                                              -----------    -----------    -----------    -----------
                                                  353,412        496,164        752,660      1,009,743

Costs of services .........................       226,264        318,590        454,226        640,198
General and administrative expenses .......       704,552        673,926      1,359,634      1,430,179
Stock based compensation expense ..........       105,000            -0-      1,108,500            -0-
Depreciation and amortization .............        11,830         50,160         24,302        100,012
Settlement costs ..........................           -0-            -0-        322,609            -0-
Interest income, net ......................       (35,276)       (13,424)       (63,896)       (38,558)
Other income ..............................      (737,686)           -0-       (737,686)           -0-
                                              -----------    -----------    -----------    -----------
           Total costs and expenses .......       274,684      1,029,252      2,467,689      2,131,831
                                              -----------    -----------    -----------    -----------

Income (loss) from continuing operations ..        78,728       (533,088)    (1,715,029)    (1,122,088)

Income from discontinued operations, less
  applicable income taxes of $-0- for three
  and six months ended June 30, 2000
  and 1999, respectively ..................           -0-            -0-        415,082            -0-
                                              -----------    -----------    -----------    -----------

Net income (loss) .........................        78,728       (533,088)    (1,299,947)    (1,122,088)

 (Accumulated deficit) retained earnings,
   Beginning of period ....................    (4,261,244)      (588,011)    (2,882,569)           989
                                              -----------    -----------    -----------    -----------
   End of period ..........................   $(4,182,516)   $(1,121,099)   $(4,182,516)   $(1,121,099)
                                              ===========    ============   ===========    ===========

Basic and diluted income (loss)
per share:
   Continuing operations ..................   $       .02    $      (.16)   $      (.50)   $      (.34)
   Discontinued operations ................           -0-            -0-            .12            -0-
                                              -----------    -----------    -----------    -----------
   Net income (loss) per share ............   $       .02    $      (.16)   $      (.38)   $      (.34)
                                              ===========    ============   ===========    ===========

Basic weighted average shares
   outstanding ............................     3,595,181      3,267,500      3,459,267      3,257,224
                                              ===========    ============   ===========    ===========
 Diluted weighted average shares
   outstanding ............................     4,399,284      3,267,500      3,459,267      3,257,224
                                              ===========    ===========    ===========    ===========

         The accompanying notes to consolidated financial statements are an integral part of these statements.



                 CONTINENTAL CHOICE CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          SIX MONTHS ENDED JUNE 30,
                                                             2000          1999
                                                             ----          ----
                                                          (unaudited)  (unaudited)
Cash Flows From Operating Activities:
      Net loss .......................................   $(1,299,947)   $(1,122,088)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization ..................        32,789        124,769
      Loss on equity investment ......................        18,078            -0-
      Income from discontinued operations ............      (415,082)           -0-
      Stock based compensation expense ...............     1,527,000        120,500
      Stock issued in settlement .....................       325,000            -0-
      Changes in operating assets and liabilities:
             Increase in accounts receivable, net ....        (3,876)       (73,452)
             Decrease (increase) in other assets .....         1,645       (245,126)
             Increase in amounts due from affiliates .       (43,515)       (43,950)
             (Decrease) increase in accounts payable .      (372,228)       438,657
             Decrease in accrued expenses ............      (817,979)       (79,554)
                                                         -----------    -----------
Net cash used in operating activities ................    (1,048,115)      (880,244)
                                                         -----------    -----------

Cash Flows From Investing Activities:
      Repayment of notes receivable ..................       500,000            -0-
      Repayment of PineTree deposit ..................       915,000            -0-
      Amounts repaid by consulting customers .........       415,082            -0-
      Investment in Little Universe, LLC .............      (250,000)           -0-
      Issuance of notes receivable ...................           -0-       (707,000)
      Amounts held in escrow .........................           -0-       (915,000)
      Purchases of U.S. Government securities ........           -0-     (2,995,442)
      Proceeds from sale of U.S. Government securities     1,480,220      3,500,000
      Purchases of property and equipment ............       (10,619)        (9,452)
                                                         -----------    -----------
Net cash provided by (used in) investing activities ..     3,049,683     (1,126,894)
                                                         -----------    -----------

Cash Flows From Financing Activities:
      Net borrowings under line of credit ............        32,500        175,000
      Proceeds from exercise of stock options ........         6,250            -0-
      Principal payments on notes payable ............           -0-         (8,840)
                                                         -----------    -----------
Net cash provided by financing activities ............        38,750        166,160
                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents .     2,040,318     (1,840,978)
Cash and cash equivalents, beginning of year .........       118,245      3,058,676
                                                         -----------    -----------
Cash and cash equivalents, end of period .............   $ 2,158,563    $ 1,217,698
                                                         ===========    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for income taxes .....................   $     5,682    $     5,141
                                                         ===========    ===========
      Cash paid for interest .........................   $     2,870    $     5,885
                                                         ===========    ===========

Non-Cash Disclosures:

      The Company issued 30,000 shares of common stock to an outside consultant valued at $180,000 and 150,000 warrants to financial services providers in consideration of professional services valued at $238,500.

      The Company issued 181,485 shares of common stock valued at $1,108,500 in connection with the cashless exercise of stock options.

      The Company issued 100,000 shares of common stock valued at $325,000 in connection with a settlement of a failed acquisition.

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

      For the three months ended June 30, 2000, the basic weighted average common shares outstanding were 3,595,181, and the weighted average common shares outstanding assuming dilution is 4,399,284. The difference of 804,103 relates to incremental shares issuable relating to dilutive stock options and warrants. For the three months ended June 30, 1999, the basic and diluted weighted average common shares outstanding were 3,627,500. For the six months ended June 30, 2000 and 1999, respectively, the basic and diluted weighted average common shares outstanding were 3,459,267 and 3,257,224. For the three months ended June 30, 2000, there were 40,000 of outstanding stock options issued to Directors of the Company, which were excluded from basic and diluted net income (loss) per share for the period because the effect would be antidilutive.

(3)  RELATED PARTY TRANSACTIONS:

      As of December 31, 1999, the Company had advanced $504,567 to TechTron, Inc. ("TechTron") During 2000, an additional $43,515 was advanced to TechTron. The Company has obtained notes from TechTron for all of the advances. The majority of the notes issued in connection with these advances bear interest at a rate of 8% per annum and are payable upon demand. Payments on the notes are not anticipated in 2000 due to the fact that TechTron does not expect to earn sufficient revenues to make payment.

      Several promissory notes and associated guarantees of related parties were in default under the original terms of the notes. As of June 30, 2000, amounts due the Company from TechTron totaled $548,082. Of this amount, $125,868 was secured by a promissory note dated August 9, 1994. Under the original terms of this note, principal and interest were due and payable by December 31, 1996. The terms of the note were amended by the Company to become due and payable on demand. All amounts due from TechTron are guaranteed by Certain Executive Officers as defined below. Any demand for payment under the personal guarantees will have to be made by the Company's Board of Directors. The Company's Board of Directors does not currently intend to make demand for payment.

      On November 16, 1999, the Company sold its majority interest in United Dry Cleaning, LLC ("United") to UDC Acquisition Corp, Inc. ("UDC"), an Arizona corporation, pursuant to terms of a Stock Purchase Agreement. The majority of the outstanding common stock of UDC is owned by Jeffrey M. Trenk, brother of Steven L. Trenk, son of Alvin S. Trenk and nephew of Martin G. Jacobs, collectively, the Certain Executive Officers. The aggregate purchase price for the Company's stock interest, $10,000, was offset against amounts due to Jeffrey
M. Trenk from the Company.

      Under the terms of the sale, UDC acquired substantially all of the assets and liabilities of United at the time of sale. The Company recognized a gain related to the transaction of $755,764 in the second quarter of 2000, not previously recognized due to pending litigation by Ultimate Cleaners, Inc. to foreclose on the assets which it sold to United. The Company has been notified by UDC that they have executed a settlement agreement with Ultimate Cleaners, Inc. The sale to UDC included net fixed assets of $199,292, a write-off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015. The gain of $755,764 is included in Other income in the accompanying Consolidated Statements of Operations. As of June 30, 2000, the Company has advanced $57,616 to UDC. The Company has obtained demand promissory notes for the advances. The notes bear interest at a rate of 8% per annum and have been guaranteed by Jeffrey M. Trenk, President of UDC.

      On March 21, 2000, the Company awarded 30,000 shares of the Company's common stock, valued at $180,000, as additional compensation to Jeffrey M. Trenk. Jeffrey M. Trenk currently provides consulting services to the Company's dry cleaning operation. The Company has recorded $180,000 in general and administrative expenses relating to the issuance of these shares in the accompanying Consolidated Statements of Operations.

(4) FAILED MERGER:

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

      In connection with the above, the Company became obligated at the time of closing to issue 100,000 shares of the Company's common stock to a third party equity investor of TelaLink Network, Ltd. in exchange for the release of any and all claims and liens that it may have the right to assert against TelaLink and the Company. The 100,000 shares of common stock were issued by the Company on April 21, 2000 and valued at $325,000 based on the fair market value of the common stock issued.

(5) ALLIANCE WITH ALLIANT TECHNOLOGIES, INC.

      On March 22, 2000, the Company formed a strategic alliance with Alliant Technologies, Inc. ("Alliant"). Through this alliance, the Company will invest in early stage Internet companies. Alliant is a provider of Internet technology solutions for business that offers a complete range of services, including strategic business consulting, e-commerce application development, business process engineering and infrastructure engineering.

      On April 24, 2000, the Company completed its first investment resulting in the acquisition of 25% of the equity of Little Universe, LLC ("LU"). The all cash purchase price for the Company's interest was $250,000. LU is a web resource which allows people, business, civic and government organizations to interact with and participate in their communities. It ties municipal governments, public safety, planning and zoning agencies, libraries, schools and other civic organizations to local merchants, clubs, sports teams, religious groups, baby sitting co-ops and residents. Revenues are generated by selling advertising space ranging from single page sites through banner advertisements to the local community and in contiguous communities.

(6) PURCHASE AGREEMENT

      Effective June 7, 2000, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Lazar & Company I.G., LLC ("Lazar"), a New York limited liability company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to Lazar 200,000 shares of the Company's common stock and a warrant to purchase 6,800,000 additional shares of the Company's common stock at an exercise price of $3.00 per share. The rights to purchase the shares vest in five portions based upon targets relating to the market capitalization of the Company.

      The purchase price for the 200,000 shares of common stock is $750,000, or $3.75 per share, which was the fair market value of the stock on the effective date of the agreement. The purchase price for the warrant is $350,000, for an aggregate purchase price of $1,100,000 (the "Purchase Price"). On the closing date, Lazar is expected to deliver to the Company $50,000 in cash, or other immediately available US funds, and a $1,050,000 secured promissory note with an interest rate of 7% per annum as payment of the Purchase Price.

      The transaction is expected to be consummated no later than the fifth business day following the date the Company obtains Shareholder approval.

      In addition to the Purchase Agreement, and subject to Shareholder approval, the Company agreed to issue warrants to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $3.00 per share to Certain Executive Officers. The rights to purchase the shares vest in five portions based upon targets relating to the market capitalization of the Company.

(7) OTHER MATTERS

      On January 3, 2000, the Company granted a warrant to purchase up to an aggregate of 100,000 shares of its common stock to a financial services provider in which the Chairman is a founding partner at an exercise price of $2.00, which was the fair market value on the date of grant. The warrant has an estimated value of $62,300 based on the Black-Scholes option pricing model and such amount has been expensed in the accompanying Consolidated Statements of Operations.

      On March 22, 2000, the Company granted a warrant to purchase up to an aggregate of 50,000 shares of its common stock to Alliant, at an exercise price of $3.00. The warrant has an estimated value of $176,200 based on the Black-Scholes option pricing model and such amount has been expensed in the accompanying Consolidated Statements of Operations.

      During 2000, the Company issued 181,485 shares in connection with the cashless exercise of stock options issued under the Company's 1994 Long-Term Incentive Award Plan and the 1997 Equity Incentive Plan as well as 53,393 shares in connection with the exercise of warrants issued to a professional services provider in 1997. The Company recorded $1,108,500 in stock option compensation expense relating to the issuance of these shares in the accompanying Consolidated Statements of Operations.

      On May 3, 2000, the Company received an additional payment of $415,082 from Upper Manhattan Dialysis Center, Inc. ("UMDC"), a New York corporation to which the Company provided consulting and administrative services. The Company recorded such amount as additional revenues from UMDC, not previously recorded due to realization uncertainties. Such amount has been included in income from discontinued operations in the accompanying Consolidated Statements of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

      Six Months Ended June 30, 2000 Compared with Six Months Ended June 30,
1999.

      On October 8, 1997, the Company completed the sale of substantially all its New Jersey, New York, Connecticut and Pennsylvania dialysis business assets to IHS of New York, a New York corporation ("IHS"). Following the IHS closing, the Company's sources of revenue included amounts payable for consulting services to be provided to IHS through October 2000, at a rate of $27,777 per month. For the six months ended June 30, 2000 and 1999, respectively, the Company recognized a total of $166,662 each year for consulting services under this agreement.

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

      In November 1999, the Company formed a new subsidiary, Valet-USA, Inc. ("Valet"), to provide dry cleaning services to focus primarily on the hospitality industry in the Phoenix, Arizona area. As of July 31, 2000, Valet provides guest, drapery and linen dry cleaning services to approximately 133 hotel customers in the Phoenix area. The Company believes that it can generate higher revenues from the hospitality business than it derived from the retail business. Further, management believes the Company will benefit due to a reduction in personnel, supplies, capital equipment lease obligations and real property leases as a result of the sale of the retail business. Valet currently operates a single plant and drop store from a leased location.

      REVENUES

      The Company's dry cleaning operation recognized revenues of $585,998 and $843,081 in 2000 and 1999, respectively. Revenues in 2000 are lower than in 1999 due to the Company divesting itself of the retail dry cleaning business during 1999. Of these amounts, approximately $107,027 and $422,595 or 18% and 50% in 2000 and 1999, respectively, related to dry cleaning services provided relating to the retail operation. The remaining $478,971 and $420,486 related to dry cleaning services provided to hotel customers. The Company anticipates that hotels will continue to be the major source of revenue. Valet continues to target additional businesses in the Phoenix, Arizona area to maximize plant capacity as well as broaden the Company's revenue base.

      In 2000, the Company recorded $415,082 in additional revenues related to payments from UMDC, not previously recorded due to realization uncertainties. Such amount has been included in income from discontinued operations in the accompanying Consolidated Statements of Operations.

      COST OF SERVICES

      Cost of services was $454,226 and $640,198 or 78% and 76% of revenues attributable to the Company's dry cleaning business in 2000 and 1999, respectively. Expenses in 2000 are lower than in 1999, due to the Company divesting itself of the retail dry cleaning business during 1999. Cost of services is mostly comprised of $322,024 and $512,220 in salaries and other payroll expenses as well as $66,429 and $92,559 for supplies in 2000 and 1999, respectively. Management continues to seek ways to reduce Valet's costs and to increase revenues.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses totaled $1,359,634 in 2000, as compared with $1,430,179 for the six months ended June 30, 1999. The net decrease of $70,545 is primarily comprised of a decrease of $310,090 related to the Company's closing and sale of dry cleaning businesses in 1999, a reduction of $107,312 in salaries and other office expenses due to a reduction in corporate staff resulting from the IHS transaction, offset by the issuance of 30,000 shares of common stock valued at $180,000 to an outside consultant (See
Note 3 to the Consolidated Financial Statements) and warrants to financial services providers valued at $238,500.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS

      A provision for doubtful accounts was recorded to the extent deemed to be adequate to absorb possible losses resulting from uncollectible receivables. The Company reviews individual accounts and a reserve is established to reflect any amounts considered doubtful of collection based on the Company's knowledge of specific payors, an analysis of the aging of the accounts, as well as past experience with the accounts under review. As of June 30, 2000, the allowance for doubtful accounts was $7,119 as compared with $13,543 at December 31, 1999.

      As of June 30, 2000 and December 31, 1999, the Company's dry cleaning business had accounts receivable of $94,033 and $96,581, respectively. As a percentage of receivables outstanding, such allowance was 8% at June 30, 2000 and 14% at December 31, 1999, respectively. Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of June 30, 2000 is adequate to absorb possible losses resulting from uncollectible receivables.

      DEPRECIATION AND AMORTIZATION EXPENSE

      Depreciation and amortization expense for 2000 and 1999 totaled $32,789 and $124,769. The decrease of $91,980 from 1999 resulted from the sale of assets in connection with the sale of dry cleaning stores and plants to their original owners in 1999, as well as the sale of the Company's majority interest in United to UDC Acquisition in November, 1999.

      INTEREST INCOME AND INTEREST EXPENSE

      Net interest income was $63,896 and $38,558 for the six months ended June 30, 2000 and 1999, respectively. The net increase of $25,338 from 1999 resulted from the release of obligations under the purchase price promissory notes executed in connection with the original purchase of retail dry cleaning facilities.

      INCOME TAXES

      All of the Company's deferred tax assets as of June 30, 2000 have been offset by a valuation allowance as a result of the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

      The Company experienced a positive net cash flow of $2,040,318 in 2000. Net cash used in operating activities of $1,048,115 related primarily to corporate general and administrative expenses. Net cash provided by investing activities of $3,049,683 reflects the proceeds from the sale of U.S. Government securities as well as repayments of amounts loaned to TelaLink and receipt of amounts held in escrow relating to the Pine Tree Stock Purchase Agreement. Net cash provided by financing activities of $38,750 related primarily to net proceeds from borrowings on Valet's line of credit.

      The Company has made advances to certain affiliates and consulting customers. As of December 31, 1999, the Company had advanced $504,567 to TechTron. During 2000, the Company advanced an additional $43,515 to TechTron. The Company has obtained demand promissory notes from TechTron for all of the advances, of which the majority of notes issued bear an 8% rate of interest. Interest of approximately $95,000 has accrued through June 30, 2000, but has not been recorded due to TechTron's lack of sufficient revenues to make payment. Payments on the notes are not anticipated in 2000 due to the fact that TechTron does not expect to earn sufficient revenue to make payment. All amounts due from TechTron are unsecured and are guaranteed by Certain Executive Officers.

      The Company expects that its cash, cash equivalents and investments in U.S. Government securities will be sufficient to fund the Company's operations through June 30, 2001.

      In 1998, the Company committed an aggregate of $1,000,000 to fund United's initial operations. During 1999, the Company arranged for a $200,000 line of credit with a bank to provide additional financing. This line was primarily secured by all of United's assets and further secured by assets of a company in which the Chairman of the Company is a founding partner. In 1999, all amounts due under the line of credit were repaid by the liquidation of the assets underlying the guarantee which secured the line. In 1999, the Company arranged for a $100,000 line of credit to fund the daily operations. The line bore interest at a rate of 8% per annum and was payable on demand. The line of credit was with a company owned by the Chairman of the Company. In 1999, the Company arranged for a $250,000 line of credit for Valet to fund the daily operations. The line bears interest at a rate of 8% per annum and is payable on demand. The line of credit is also with a company owned by the Chairman of the Company. As of June 30, 2000, $147,500 of debt availability remained on the line.

PART II

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

           No exhibits are filed with this report or are incorporated herein by reference.

           (b) No reports on Form 8-K were filed by the Company during the fiscal quarter of the Company ending June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CONTINENTAL CHOICE CARE, INC.

Date: August 14, 2000                    By:       /s/Steven L. Trenk
                                         -----------------------------------
                                         Steven L. Trenk
                                         President, and Chief Operating Officer


Date: August 14, 2000                    /s/ Mark N. Raab
                                         ------------------------------------
                                         Mark N. Raab
                                         Chief Financial Officer
                                         Principal Financial Officer