Form 10QSB
period 2000-09-30
TECHSYS INC
filed 2000-11-14
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended      SEPTEMBER 30, 2000
                                     ---------------------

                                     - OR -

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------

Commission File Number 0-24542
                       -------

                                  TECHSYS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        NEW JERSEY                               22-3276736
--------------------------            -----------------------------------
(State or Other Jurisdiction of              (I.R.S. Employer
 Incorporation or Organization)              Identification No.)

          44 ASPEN DRIVE
      LIVINGSTON, NEW JERSEY                         07039
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)           Zip Code

Registrant's Telephone Number, Including Area Code (973) 422-1666
                                                   -----------------------------

                                      N.A.
 -------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report:

                          CONTINENTAL CHOICE CARE, INC.
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Applicable only to corporate issuers.

Shares outstanding as of October 24, 2000, 3,923,544 shares of common stock, no par value.

Transitional Small Business Disclosure Format: Yes ____ No X
                                                         -------

                          TECHSYS INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                               SEPTEMBER 30, 2000

           This Report on Form 10-QSB contains "forward-looking statements" that are based on management's assumptions, estimates and projections. Although these statements may appear throughout this report, we specifically direct your attention to the portion of this report entitled "Management's Discussion and Analysis." Forward-looking statements are generally accompanied by words such as "believe", "intend", "anticipate", "estimate", "expect" and similar words. The Company's actual results could differ materially from the results anticipated in such forward-looking statements as a result of known and unknown risks, uncertainties and other factors as set forth in the Company's registration statement (No. 333-45492) filed with the Securities and Exchange Commission on September 8, 2000.

PART I.                           FINANCIAL INFORMATION

           The comparative consolidated statements of operations, balance sheets and statements of cash flows for TechSys, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

           The consolidated financial statements and accompanying financial information as of September 30, 2000 and for the three and nine-month periods ended September 30, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form 10-KSB/A filed with the Securities and Exchange Commission.



                         TECHSYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                     SEPT. 30, 2000  DEC. 31, 1999
                                                                           --------------  -------------

Current Assets:
Cash and cash equivalents ....................................             $   711,206    $   118,245
Investments in U.S. Government securities ....................                 500,000      1,580,220
Accounts receivable, less allowance for doubtful
     accounts of $7,119 at September 30, 2000 and
     $13,543 at December 31, 1999 ............................                 104,449         83,038
Amount due from affiliates ...................................                 557,042        504,567
Other current assets .........................................                 172,968        223,239
Notes receivable .............................................                     -0-      1,027,000
Pine Tree escrow deposit .....................................                     -0-        915,000
                                                                           -----------    -----------
      Total current assets ...................................               2,045,665      4,451,309
Note receivable ..............................................                 527,000            -0-
Amounts due from officer .....................................                 330,000        330,000
Investment in Technology Keiretsu, LLC .......................               1,065,251            -0-
Investment in SupportScape, Inc. .............................                 250,000            -0-
Property and equipment, at cost,
     less accumulated depreciation ...........................                 139,052        134,592
Goodwill and other intangibles,
     less accumulated amortization ...........................                 186,160        198,214
Other assets .................................................                 112,509         50,579
                                                                           -----------    -----------
                                                                           $ 4,655,637    $ 5,164,694
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit ...............................................             $   102,500    $    70,000
Accounts payable .............................................                 465,657        771,773
Accrued expenses .............................................                 764,103      1,560,429
                                                                           -----------    -----------
         Total current liabilities ...........................               1,332,260      2,402,202
                                                                           -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized,
     none issued or outstanding ..............................                  --             --
Common stock, no par value, 20,000,000 shares authorized,
      3,903,544 shares issued and outstanding at
      September 30, 2000 and 3,267,500 at December 31, 1999 ..               8,494,881      5,645,061
Subscription receivable ......................................              (1,050,000)          --
Paid-in capital ..............................................               1,255,152           --
Accumulated deficit ..........................................              (5,376,656)    (2,882,569)
                                                                           -----------    -----------
      Total stockholders' equity .............................               3,323,377      2,762,492
                                                                           -----------    -----------
                                                                           $ 4,655,637    $ 5,164,694
                                                                           ===========    ===========


         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                         TECHSYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPT. 30, 2000  SEPT. 30, 1999  SEPT. 30, 2000  SEPT. 30, 1999
                                              --------------  --------------  --------------  --------------
Revenues from continuing operations
    Dry cleaning services ...................   $   256,684    $   290,679    $   842,682    $ 1,133,760
    Consulting services .....................           -0-         83,331        166,662        249,993
                                                -----------    -----------    -----------    -----------
                                                    256,684        374,010      1,009,344      1,383,753

Costs of services ...........................       230,325        265,141        679,218        904,613
General and administrative expenses .........     1,235,880        604,542      3,722,091      2,035,478
Depreciation and amortization ...............        15,894         46,454         45,529        146,466
Settlement costs ............................           -0-            -0-        322,609            -0-
Interest income, net ........................       (31,275)        (2,861)       (95,170)       (41,450)
Other income ................................           -0-            -0-       (755,764)           -0-
Loss on sale of businesses ..................           -0-        427,665            -0-        427,665
Costs of failed acquisition .................           -0-        393,409            -0-        393,409
                                                -----------    -----------    -----------    -----------
           Total costs and expenses .........     1,450,824      1,734,350      3,918,513      3,866,181
                                                -----------    -----------    -----------    -----------

Loss from continuing operations .............    (1,194,140)    (1,360,340)    (2,909,169)    (2,482,428)

Income from discontinued operations, less
    applicable income taxes of $-0- for three
    and nine months ended Sept. 30, 2000
    and 1999, respectively ..................           -0-            -0-        415,082            -0-
                                                -----------    -----------    -----------    -----------

Net loss ....................................    (1,194,140)    (1,360,340)    (2,494,087)    (2,482,428)

(Accumulated deficit) retained earnings,
   Beginning of period ......................    (4,182,516)    (1,121,099)    (2,882,569)           989
                                                -----------    -----------    -----------    -----------
   End of period ............................   $(5,376,656)   $(2,481,439)   $(5,376,656)   $(2,481,439)
                                                ===========    ===========    ===========    ===========

Basic and diluted (loss) income per share:
   Continuing operations ....................   $      (.32)   $      (.42)   $      (.82)   $      (.76)
   Discontinued operations ..................           -0-            -0-            .12            -0-
                                                -----------    -----------    -----------    -----------
   Net loss per share .......................   $      (.32)   $      (.42)   $      (.70)   $      (.76)
                                                ===========    ===========    ===========    ===========

Basic and diluted weighted average shares
   outstanding ..............................     3,744,436      3,267,500      3,555,017      3,260,687
                                                ===========    ===========    ===========    ===========

         The accompanying notes to consolidated financial statements are an integral part of these statements.




                         TECHSYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            NINE MONTHS ENDED SEPT. 30,
                                                           2000             1999
                                                        ----------       ----------
                                                        (unaudited)      (unaudited)
Cash Flows From Operating Activities:
      Net loss .......................................   $(2,494,087)   $(2,482,428)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization ..................        50,283        181,549
      Provision for doubtful accounts ................           -0-         15,000
      Loss on equity investment ......................        18,076            -0-
      Income from discontinued operations ............      (415,082)           -0-
      Stock based compensation expense ...............     2,033,152        120,500
      Stock issued in settlement .....................       325,000            -0-
      Loss on sale of businesses .....................           -0-        427,665
      Changes in operating assets and liabilities:
             Increase in accounts receivable, net ....       (21,411)       (72,541)
             (Increase) decrease in other assets .....       (11,659)        59,038
             Increase in amounts due from affiliates .       (52,475)       (73,994)
             (Decrease) increase in accounts payable .      (306,116)       615,523
             Decrease in accrued expenses ............      (796,326)       (65,080)
             Repayments from Officer .................           -0-         50,000
                                                         -----------    -----------
Net cash used in operating activities ................    (1,670,645)    (1,224,768)
                                                         -----------    -----------

Cash Flows From Investing Activities:
      Repayment of notes receivable ..................       500,000            -0-
      Repayment of PineTree deposit ..................       915,000            -0-
      Amounts repaid by consulting customers .........       415,082            -0-
      Investment in SupportScape .....................      (250,000)           -0-
      Investment in Technology Keiretsu, LLC .........      (500,000)           -0-
      Issuance of notes receivable ...................           -0-     (1,027,000)
      Amounts held in escrow .........................           -0-       (915,000)
      Purchases of U.S. Government securities ........      (400,000)    (4,493,522)
      Proceeds from sale of U.S. Government securities     1,480,220      5,000,000
      Purchases of property and equipment ............       (42,689)       (17,055)
                                                         -----------    -----------
Net cash provided by (used in) investing activities ..     2,117,613     (1,452,527)
                                                         -----------    -----------

Cash Flows From Financing Activities:
      Net borrowings under line of credit ............        32,500        228,419
      Proceeds from exercise of stock options ........        63,493            -0-
      Proceeds from private placement ................        50,000            -0-
      Principal payments on notes payable ............           -0-        (11,887)
                                                         -----------    -----------
Net cash provided by financing activities ............       145,993        216,532
                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents .       592,961     (2,460,763)
Cash and cash equivalents, beginning of year .........       118,245      3,058,676
                                                         -----------    -----------
Cash and cash equivalents, end of period .............   $   711,206    $   597,913
                                                         -----------    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for income taxes .....................   $     5,682    $     5,141
                                                         ===========    ===========
      Cash paid for interest .........................   $     3,901    $    12,896
                                                         ===========    ===========



Non-Cash Disclosures:


      In 2000, the Company issued 30,000 shares of common stock to an outside consultant valued at $180,000 and warrants to purchase 175,000 shares of the Company's common stock to financial services providers in consideration of professional services valued at $284,943.

      In 2000, the Company issued 181,485 shares of common stock valued at $1,108,500 in connection with the cashless exercise of stock options.

      In 2000, the Company issued 100,000 shares of common stock valued at $325,000 in connection with a settlement of a failed acquisition.

      In 2000, the Company issued warrants to purchase 330,000 shares of the Company's common stock to members of the Company's Board of Advisors in consideration of services valued at $459,709.

      In 2000, the Company issued 66,666 shares of common stock valued at $583,327 in connection with the Technology Keiretsu, LLC transaction.

      In 2000, the Company issued 200,000 shares of common stock in connection with the Lazar & Co. IG., LLC transaction.

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                         TECHSYS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS:

      TechSys, Inc., (the "Company"), is currently engaged in the dry cleaning service business and provides consulting services under agreement. On July 18, 2000, the Company announced the reorganization and reorientation strategy of the Company to focus on investing in and acquiring information technology businesses, with particular emphasis on India.

(2)  INCOME (LOSS) PER SHARE:

      Basic income (loss) per share represents net income (loss) divided by the weighted average shares outstanding. Diluted income (loss) per share represents net income (loss) divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards, if dilutive.

      For the three and nine months ended September 30, 2000, the basic and diluted weighted average common shares outstanding were 3,744,436 and 3,555,017, respectively. For the three and nine months ended September 30, 1999, the basic and diluted weighted average common shares outstanding were 3,267,500 and 3,260,687. As of September 30, 2000, there were 2,871,100 of outstanding stock options and warrants issued to employees, officers and Directors of the Company, as well as 7,500,000 warrants issued to outside services providers and members of the Company's Board of Advisors, which were excluded from basic and diluted net income (loss) per share for the period because the effect would be antidilutive.

(3)   LEGAL PROCEEDINGS

The Company has filed a lawsuit against IHS of New York, Inc.("IHS") seeking to recover approximately $162,000 in unpaid consulting fees due the Company from IHS pursuant to a Consulting Agreement with IHS dated October 8, 1997. In addition, upon the sale of assets to IHS an escrow account was created to secure the indemnity obligations of the Company to IHS. IHS asserted a claim of approximately $142,000 for indemnification of certain liabilities not assumed by IHS as part of the IHS Purchase Agreement. The Company responded and defended against the claim and has filed a lawsuit to have certain funds in the escrow account be released to the Company.

(4)   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its 2000 Annual Meeting of Shareholders on August 16, 2000. At the meeting, Alvin S. Trenk and Jeffrey B. Mendell were re-elected for a three-year term as Class III Directors. The Class I Directors, Martin G. Jacobs, M.D. and Stanley B. Amsterdam are each currently serving three year terms expiring in 2001. The Class II Director, Steven L. Trenk, is currently serving a three-year term expiring in 2002. There were 3,384,837 votes approving the re-election of the Class III Directors while 7,800 abstained.

      In addition, four other items were submitted and approved at the Company's 2000 Annual Meeting. The following is a brief description of each matter voted upon and the corresponding results of voting.

1. To approve the sale and issuance of 200,000 shares of the Company's Common Stock and a warrant to purchase up to 6,800,000 shares of additional Common Stock to Lazar & Co. I.G., LLC.

     For  - 1,761,002, Against - 14,500, Abstain - 13,500

2. To approve the issuance of warrants to purchase up to an aggregate of 1,350,000 shares of Common Stock to certain key employees and officers.

     For  - 1,618,602, Against - 169,100, Abstain - 1,300

3.   To approve the adoption of the Company's 2000 Incentive Compensation Plan.

     For - 1,635,352, Against - 152,050, Abstain - 1,600

4. To approve the Amendment to the Company's Certificate of Incorporation to change the name of the Company to TechSys, Inc.

     For - 3,387,937, Against - 3,800, Abstain - 900

(5)  RELATED PARTY TRANSACTIONS:

      As of December 31, 1999, the Company had advanced $504,567 to TechTron, Inc. ("TechTron") During 2000, an additional $52,475 was advanced to TechTron. The Company has obtained notes from TechTron for all of the advances. The majority of the notes issued in connection with these advances bear interest at a rate of 8% per annum and are payable upon demand. TechTron has notified the Company that it has received proceeds from settled litigation and intends to repay the Company for advances made by the Company to TechTron. Repayment is anticipated within the next twelve months.

      Several promissory notes and associated guarantees of related parties were in default under the original terms of the notes. As of September 30, 2000, amounts due the Company from TechTron totaled $557,042. All amounts due from TechTron are guaranteed by Certain Executive Officers as defined below. Of this amount, $125,868 was secured by a promissory note dated August 9, 1994. Under the original terms of this note, principal and interest were due and payable by December 31, 1996. The terms of the note were amended by the Company to become due and payable on demand. Any demand for payment under the personal guarantees will have to be made by the Company's Board of Directors. The Company's Board of Directors does not currently intend to make demand for payment.

     On November 16, 1999, the Company sold its majority interest in United Dry Cleaning, LLC ("United") to UDC Acquisition Corp, Inc. ("UDC"), an Arizona corporation, pursuant to terms of a Stock Purchase Agreement. The majority of the outstanding common stock of UDC is owned by Jeffrey M. Trenk, brother of Steven L. Trenk, the Company's Chairman and President, son of Alvin S. Trenk, the Company's Chairman of the Executive Committee, and Martin G. Jacobs, the Company's Medical Director, collectively, the Certain Executive Officers. The aggregate purchase price for the Company's stock interest, $10,000, was offset against amounts due to Jeffrey M. Trenk from the Company.

      Under the terms of the sale, UDC acquired substantially all of the assets and liabilities of United at the time of sale. The Company recognized a gain related to the transaction of $755,764 in the second quarter of 2000, not previously recognized due to pending litigation by Ultimate Cleaners, Inc. to foreclose on the assets which it sold to United. The Company has been notified by UDC that it has executed a settlement agreement with Ultimate Cleaners, Inc. The sale to UDC included net fixed assets of $199,292, a write-off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015. The gain of $755,764 is included in other income in the accompanying Consolidated Statements of Operations. As of September 30, 2000, the Company has advanced $19,084, net of repayments, to UDC. The Company has obtained demand promissory notes for the advances. The notes bear interest at a rate of 8% per annum and have been guaranteed by Jeffrey M. Trenk, President of UDC.

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

(6) FAILED MERGER:

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

(7) ALLIANCE WITH ALLIANT TECHNOLOGIES, INC.

      On March 22, 2000, the Company formed a strategic alliance with Alliant Technologies, Inc. ("Alliant"). Alliant is a provider of Internet technology solutions for business that offers a complete range of services, including strategic business consulting, e-commerce application development, business process engineering and infrastructure engineering.

     On August 31, 2000, the Company purchased a 2% equity interest in Technology Keiretsu, LLC ("TK"), Alliant's parent company, pursuant to a Purchase Agreement. The purchase price for the company's interest was $250,000 cash and 66,666 shares of the Company's common stock valued at $583,327, or $8.75 per share, which was the fair market value of the stock on the date the transaction was consummated. Under the terms of the Agreement, the Company is entitled to purchase an additional 1% equity in TK subject to certain conditions.

       On September 29, 2000, the Company executed an Exchange Agreement whereby the Company exchanged its 25% interest in Little Universe, LLC ("LU"), acquired from Alliant in April 2000, for $250,000, for an additional 1% equity interest in TK.

(8) PURCHASE AGREEMENT

     On August 21, 2000, the Company sold Lazar & Company I.G., LLC ("Lazar"), a New York limited liability company, 200,000 shares of the Company's common stock and a warrant to purchase 6,800,000 additional shares of the Company's common stock at an exercise price of $3.00 per share, pursuant to a Purchase Agreement. The rights to purchase the shares vest in five portions based upon targets relating to the market capitalization of the Company.

      The purchase price for the 200,000 shares of common stock was $750,000, or $3.75 per share, which was the fair market value of the stock on the date the agreement was executed. The purchase price for the warrant was $350,000, for an aggregate purchase price of $1,100,000 (the "Purchase Price"). Lazar paid the Company $50,000 in cash, and delivered a $1,050,000 secured recourse promissory note with an interest rate of 7% per annum as payment of the Purchase Price.

      In addition to the Purchase Agreement, the Company issued warrants to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $3.00 per share to Certain Executive Officers. The rights to purchase the shares vest in five portions based upon targets relating to the market capitalization of the Company.

(9) INVESTMENT IN SUPPORTSCAPE, INC.

      On September 1, 2000, the Company purchased a 4% equity interest in SupportScape, Inc. The all-cash purchase price for the Company's interest was $250,000. SupportScape is a web resource which provides real time customer support to e-businesses through personalized mail response service to customers through online query forms and e-mails as well as live one-to-one chat.

(10) OTHER MATTERS

     On January 3, 2000, the Company granted a warrant to purchase up to an aggregate of 100,000 shares of its common stock to a financial services provider in which the Chairman of the Executive Committee is a founding partner at an exercise price of $2.00, which was the fair market value of the Company's common stock on the date of grant. The warrant has an estimated value of $62,300 based on the Black- Scholes option pricing model and such amount has been expensed in the accompanying Consolidated Statements of Operations.

      On March 22, 2000, the Company granted a warrant to purchase up to an aggregate of 50,000 shares of its common stock to Alliant, at an exercise price of $3.00. The warrant has an estimated value of $176,200 based on the Black-Scholes option pricing model and such amount has been expensed in the accompanying Consolidated Statements of Operations.

      During 2000, the Company issued 181,485 shares of its common stock in connection with the cashless exercise of stock options issued under the Company's 1994 Long-Term Incentive Award Plan and the 1997 Equity Incentive Plan as well as 53,393 shares in connection with the exercise of warrants issued to a professional services provider in 1997. The Company recorded $1,108,500 in stock option compensation expense relating to the issuance of these shares in the accompanying Consolidated Statements of Operations.

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

      On July 6, 2000, the Company granted a warrant to purchase up to an aggregate of 25,000 shares of its common stock to a financial services provider. The warrant has an estimated value of $46,443 based on the Black-Scholes option pricing model and such amount has been expensed in the accompanying Consolidated Statements of Operation.

      During 2000, the Company granted as warrant to purchase up to an aggregate of 330,000 shares of its common stock to the Company's newly formed Board of Advisors. The warrants have exercise prices ranging form $4.00 to $8.25. The warrants are being accounted for over the vesting period utilizing variable plan accounting. The warrants have been valued at $459,709 utilizing the Black-Scholes option pricing model.

(11) SUBSEQUENT EVENTS

      On October 16, 2000, the Company signed a letter of intent to acquire a controlling interest in an India-based software services Company which also has a U.S. presence. Consummation of the transaction is dependent upon the completion of a definitive agreement and related financing. No assurance can be given that the Company will be able to obtain financing for the transaction, or, if financing is obtained on terms acceptable to the Company, that the transaction will otherwise be consummated.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

      Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999.

      On October 8, 1997, the Company completed the sale of substantially all its New Jersey, New York, Connecticut and Pennsylvania dialysis business assets to IHS of New York, a New York corporation ("IHS"). Following the IHS closing, the Company's sources of revenue included amounts payable for consulting services to be provided to IHS through October 2000, at a rate of $27,777 per month. For the nine months ended September 30, 2000 and 1999, the Company recognized $166,662 and $249,993, respectively, for consulting services under this agreement. The Company has not recognized revenues of $83,331 for consulting services provided for the three month period ended September 30, 2000 due to IHS's failure to make payment. IHS is currently in default under the terms of the Consulting Agreement. The Company has instituted legal action against IHS to demand all amounts due the Company (See Item (3) Legal Proceedings).

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

      In November 1999, the Company formed a new subsidiary, Valet-USA, Inc. ("Valet"), to provide dry cleaning services to focus primarily on the hospitality industry in the Phoenix, Arizona area. As of October 31, 2000, Valet provides guest, drapery and linen dry cleaning services to approximately 146 hotel customers in the Phoenix area. The Company believes that it can generate higher revenues from the hospitality business than it derived from the retail business. Further, management believes the Company will benefit due to a reduction in personnel, supplies, capital equipment lease obligations and real property leases as a result of the sale of the retail business. Valet currently operates a single plant and drop store from a leased location.

      REVENUES

      The Company's dry cleaning operation recognized revenues of $842,682 and $1,133,760 in 2000 and 1999, respectively. Revenues in 2000 are lower than in 1999 due to the Company divesting itself of the retail dry cleaning business during 1999. Of these amounts, approximately $154,788 and $559,271 or 18% and 49% in 2000 and 1999, respectively, related to dry cleaning services provided relating to the retail operation. The remaining $687,894 and $574,489 related to dry cleaning services provided to hotel customers. The Company anticipates that hotels will continue to be the major source of revenue. Valet continues to target additional businesses in the Phoenix, Arizona area to maximize plant capacity usage as well as broaden the Company's revenue base.

     In 2000, the Company recorded $415,082 in additional revenues related to payments from Upper Manhattan Dialysis Center, Inc. ("UMDC"), not previously recorded due to realization uncertainties. Such amount has been included in income from discontinued operations in the accompanying Consolidated Statements of Operations.

      COST OF SERVICES

      Cost of services was $679,218 and $904,613 or 81% and 80% of revenues attributable to the Company's dry cleaning business in 2000 and 1999, respectively. Expenses in 2000 are lower than in 1999, due to the Company divesting itself of the retail dry cleaning business during 1999. Cost of services is mostly comprised of $487,802 and $727,555 in salaries and other payroll expenses as well as $94,476 and $128,429 for supplies in 2000 and 1999, respectively. Management continues to seek ways to reduce Valet's costs and to increase revenues.

      GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses totaled $3,722,091 in 2000, as compared with $2,035,478 in 1999. The net increase of $1,686,613 is primarily comprised of an increase of approximately $235,000 in legal expenses, the issuance of 30,000 shares of common stock valued at $180,000 to an outside consultant (See
Note 3 to the Consolidated

Financial Statements), warrants to purchase the Company's common stock issued to financial services providers and the Company's Board of Advisors valued at $744,652 and $1,108,500 in compensation expense related to the cashless exercise of stock options, offset by a decrease of $432,266 related to the Company's closing and sale of dry cleaning businesses in 1999 and $156,445 related to salaries and other office expenses due to a reduction in corporate staff resulting from the IHS transaction.

      STOCK OPTION EXPENSE

      Stock option expense of $1,108,500 was recorded in 2000. The expense related to the issuance of 181,485 shares in connection with the cashless exercise of stock options issued under the Company's 1994 Long Term Incentive Award Plan and the 1997 Equity Incentive Plan.

      DEPRECIATION AND AMORTIZATION EXPENSE

      Depreciation and amortization expense for 2000 and 1999 totaled $50,283 and $181,549. The decrease of $131,266 from 1999 resulted from the sale of assets in connection with the sale of dry cleaning stores and plants to their original owners in 1999, as well as the sale of the Company's majority interest in United to UDC Acquisition in November, 1999.

      INTEREST INCOME AND INTEREST EXPENSE

     Net interest income was $95,170 and $41,450 in 2000 and 1999, respectively. The net increase of $53,720 from 1999 resulted from the reduction of interest expense related to the release of obligations under the purchase price promissory notes executed in connection with the original purchase of retail dry cleaning facilities.

      INCOME TAXES

      All of the Company's deferred tax assets as of September 30, 2000 have been offset by a valuation allowance as a result of the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a positive net cash flow of $592,961 for the nine months ended September 30, 2000. Net cash used in operating activities of $1,670,645 related primarily to the net loss of $2,494,087, the income from discontinued operations of $415,082 and the decrease in accrued expenses of $796,326 offset by non-cash stock based compensation expense of $1,527,000 and stock issued in settlement of $325,000. Net cash provided by investing activities of $2,117,613 reflects the proceeds from the sale of U.S. Government securities as well as repayments of amounts loaned to TelaLink and receipt of amounts held in escrow relating to the Pine Tree Telephone and Telegraph Company ("PTCC") Stock Purchase Agreement, offset by minority interest investments in Information Technology companies. Net cash provided by financing activities of $145,993 related primarily to proceeds from the exercise of stock options as well as a private placement of the Company's common stock.

      The Company has made advances to certain affiliates and consulting customers. As of December 31, 1999, the Company had advanced $504,567 to TechTron. During 2000, the Company advanced an additional $52,475 to TechTron. The Company has obtained demand promissory notes from

     TechTron for all of the advances, of which the majority of notes issued bear an 8% rate of interest. Interest of approximately $105,000 has accrued through September 30, 2000, but has not been recorded. TechTron has notified the Company that they have received proceeds from settled litigation to repay advances made by the Company to TechTron. Repayments of the advances to TechTron is expected within the next twelve months. All amounts due from TechTron are unsecured and are guaranteed by Certain Executive Officers in their capacities as Officers and Directors of TechTron.

     The Company expects that the repayment of amounts due the Company from TechTron, amounts due from UMDC for unpaid consulting and administrative services, its cash, cash equivalents and investments in U.S. Government securities will be sufficient to fund the Company's operations through September 30, 2001. The Company expects to receive amounts due from UMDC following the second RRI closing where RRI is expected to pay the remainder of the purchase price for the assets of UMDC sold to RRI in January 1998 pursuant to an Asset Purchase Agreement. There can, however, be no assurance that the second RRI closing will be consummated or that the other payments will be made. If the transaction is not consummated, or the other payments not received, the Company may require additional financing to fund its operations.

      In 1999, the Company arranged for a $100,000 line of credit to fund its dry cleaning operation. The line bore interest at a rate of 8% per annum and was payable on demand. The line of credit was with a company owned by the Chairman of the Company's Executive Committee. In 1999, the Company arranged for a $250,000 line of credit for Valet to fund the daily operations. The line bears interest at a rate of 8% per annum and is payable on demand. The line of credit is also with a company owned by the Chairman of the Company's Executive Committee. As of September 30, 2000, $147,500 of debt availability remained on the line.

PART II

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

           10 Employment Agreement dated as of September 5, 2000 by and between TechSys, Inc. and H. William Gordon (incorporated by reference to the Company's Current Report on Form 8K filed on September 22, 2000.)

           10.71 Office lease Agreement between G.S.505 Park, LLC and Continental Choice Care, Inc. for the lease of premises located at 505 Park Avenue, New York, New York.

           10.72 Agreement dated September 21, 2000 between TechSys, Inc. and Ryan Beck.

           10.73 Agreement dated September 21, 2000 among TechSys, Inc., Josephthal, Lyon & Ross, Inc., Randy F. Rock, Mark E. Brett, Jerald Belofsi and John E. D'Elise.

           (b) A report on Form 8-K was filed by the Company on October 12, 2000 relating to an Exchange Agreement between the Company and Technology Keiretsu, LLC whereby the Company exchanged its interest in Little Universe, LLC for an increase in the Company's interest in Technology Keiretsu, LLC.

           A report on Form 8-K was filed by the Company on September 22, 2000 relating to the Company entering into an employment agreement with H. William Gordon to serve as the Company's Chief Executive Officer.

           A report on Form 8-K was filed by the Company on September 7, 2000 relating to the Company's purchase of a 2% interest in Technology Keiretsu, LLC.

           A report on Form 8-K was filed by the Company on September 5, 2000 relating to the Company's sale of securities to Lazar & Company, I.G., LLC.

           A report on Form 8-K was filed by the Company on August 24, 2000 relating to the Company's name change and Nasdaq symbol change.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TECHSYS, INC.

Date: November 14, 2000               By: /s/Steven L. Trenk
                                         ------------------------------------
                                         Steven L. Trenk
                                         President, and Chief Operating Officer


Date: November 14, 2000                 /s/ Mark N. Raab
                                        ------------------------------------
                                        Mark N. Raab
                                        Chief Financial Officer
                                        Principal Financial Officer