Form 10QSB/A
period 2000-09-30
TECHSYS INC
filed 2000-12-07
CIK 922488

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

Transitional Small Business Disclosure Format: Yes ____ No X
                                                         -------

                          TECHSYS INC. AND SUBSIDIARIES
                                  FORM 10-QSB/A
                               SEPTEMBER 30, 2000

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



                         TECHSYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                     SEPT. 30, 2000  DEC. 31, 1999
                                                                           --------------  -------------

Current Assets:
Cash and cash equivalents ....................................             $   711,206    $   118,245
Investments in U.S. Government securities ....................                 500,000      1,580,220
Accounts receivable, less allowance for doubtful
     accounts of $7,119 at September 30, 2000 and
     $13,543 at December 31, 1999 ............................                 104,449         83,038
Amount due from affiliates ...................................                 557,042            -0-
Other current assets .........................................                 172,968        223,239
Notes receivable .............................................                     -0-      1,027,000
Pine Tree escrow deposit .....................................                     -0-        915,000
                                                                           -----------    -----------
      Total current assets ...................................               2,045,665      3,946,742
Note receivable ..............................................                 527,000            -0-
Amounts due from affiliates...................................                     -0-        504,567
Amounts due from officer .....................................                 330,000        330,000
Investment in Technology Keiretsu, LLC .......................               1,065,251            -0-
Investment in SupportScape, Inc. .............................                 250,000            -0-
Property and equipment, at cost,
     less accumulated depreciation ...........................                 139,052        134,592
Goodwill and other intangibles,
     less accumulated amortization ...........................                 186,160        198,214
Other assets .................................................                 112,509         50,579
                                                                           -----------    -----------
                                                                           $ 4,655,637    $ 5,164,694
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit ...............................................             $   102,500    $    70,000
Accounts payable .............................................                 465,657        771,773
Accrued expenses .............................................                 764,103      1,560,429
                                                                           -----------    -----------
         Total current liabilities ...........................               1,332,260      2,402,202
                                                                           -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized,
     none issued or outstanding ..............................                  --             --
Common stock, no par value, 20,000,000 shares authorized,
      3,903,544 shares issued and outstanding at
      September 30, 2000 and 3,267,500 at December 31, 1999 ..               8,494,881      5,645,061
Subscription receivable ......................................              (1,050,000)          --
Paid-in capital ..............................................               1,255,152           --
Accumulated deficit ..........................................              (5,376,656)    (2,882,569)
                                                                           -----------    -----------
      Total stockholders' equity .............................               3,323,377      2,762,492
                                                                           -----------    -----------
                                                                           $ 4,655,637    $ 5,164,694
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

(6) PURCHASE AGREEMENT

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

(7) INVESTMENT IN SUPPORTSCAPE, INC.

      On September 1, 2000, the Company purchased a 4% equity interest in SupportScape, Inc. The all-cash purchase price for the Company's interest was $250,000. SupportScape is a web resource which provides real time customer support to e-businesses through personalized mail response service to customers through online query forms and e-mails as well as live one-to-one chat.

(8) OTHER MATTERS

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

      During 2000, the Company issued 181,485 shares of its common stock in connection with the cashless exercise of stock options issued under the Company's 1994 Long-Term Incentive Award Plan and the 1997 Equity Incentive Plan as well as 53,393 shares in connection with the exercise of warrants issued to a professional services provider in 1997. The Company recorded $1,108,500 in compensation expense relating to the issuance of these shares in the accompanying Consolidated Statements of Operations.

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

      During 2000, the Company granted warrants to purchase up to an aggregate of 330,000 shares of its common stock to the Company's newly formed Board of Advisors. The warrants have exercise prices ranging form $4.00 to $8.25. The warrants are being accounted for over the vesting period utilizing variable plan accounting. The warrants have been valued at $459,709 utilizing the Black-Scholes option pricing model.

(9) SUBSEQUENT EVENTS

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a positive net cash flow of $592,961 for the nine months ended September 30, 2000. Net cash used in operating activities of $1,670,645 related primarily to the net loss of $2,494,087, the income from discontinued operations of $415,082 and the decrease in accrued expenses of $796,326 offset by non-cash stock based compensation expense of $2,033,152 and stock issued in settlement of $325,000. Net cash provided by investing activities of $2,117,613 reflects the proceeds from the sale of U.S. Government securities as well as repayments of amounts loaned to TelaLink and receipt of amounts held in escrow relating to the Pine Tree Telephone and Telegraph Company ("PTCC") Stock Purchase Agreement, offset by minority interest investments in Information Technology companies. Net cash provided by financing activities of $145,993 related primarily to proceeds from the exercise of stock options as well as a private placement of the Company's common stock.

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


PART II

ITEM 1   LEGAL PROCEEDINGS

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                      TECHSYS, INC.

Date: December 7, 2000               By: /s/Steven L. Trenk
                                         ------------------------------------
                                         Steven L. Trenk
                                         President, and Chief Operating Officer


Date: December 7, 2000                 \ /s/ Mark N. Raab
                                        ------------------------------------
                                        Mark N. Raab
                                        Chief Financial Officer
                                        Principal Financial Officer