Form 10-K
period 2000-12-31
TECHSYS INC
filed 2001-04-02
CIK 922488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act
             Of 1934 for the fiscal year ended December 31, 2000

                                       Or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
       Act Of 1934 for the transition period from_________ to ___________

                          COMMISSION FILE NO. 0-245424

                                  TECHSYS, INC.
                                  -------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

   NEW JERSEY                                                   22-3276736
(State or other jurisdiction of                             (I.R.S. Employer
  corporation or organization                               Identification No.)

                  44 ASPEN DRIVE, LIVINGSTON, NEW JERSEY 07039
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,311,471

As of March 12, 2001, 3,923,544 common shares were outstanding, and the aggregate market value of the common shares of TechSys, Inc. held by non-affiliates was approximately $2,938,053.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants Proxy Statement for the Registrants 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X ]

FORWARD LOOKING STATEMENTS

         When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Companys future plans of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors, including, without limitation, the uncertainty of the Companys ability to increase the number of commercial hotels serviced by its dry cleaning business and the uncertainty of the Companys ability to succeed in its business strategy to acquire companies in the technology industry. Such factors are described under the headings "Business
- - Dry Cleaning Business" and "Managements Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1.BUSINESS

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

         Since inception, the Company's sales and margin from its dry cleaning operations have been below levels originally anticipated by the Company. This reduced level of sales and margin, directly related to increased costs and competition in the retail drop store market, resulted in lower than anticipated cash flow. As a result, in 1999 the Company arranged for a $200,000 secured line of credit from a bank which was guaranteed by a company in which a Director of the Company is a founding partner. The line of credit, which was repaid in 1999 by the liquidation of assets of the guarantor, had an interest rate of Prime less 1/2% and was to mature January 31, 2000. In 1999, the Company arranged additional financing with two lines of credit aggregating $350,000 to fund the dry cleaning daily operations. Both lines of credit are with companies owned by a Director of the Company. The lines of credit bear interest at a rate of 8% per annum and are payable on demand.

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

         In November 1999, the Company formed a new subsidiary, Valet-USA, Inc. ("Valet") to provide dry cleaning services to focus primarily on the hospitality industry in the Phoenix, Arizona area. Valet was formed as part of the Company's focus on servicing the hospitality industry, as opposed to the retail customer market. Management believes the Company can generate higher revenues from the hospitality business than the Company has historically derived from the retail business. Management believes the Company will benefit from the reduction in employee payroll and benefit expense that the Company expects as a result of the Company's shift from the retail business to the hospitality business as well as the elimination of most retail advertising. The Company began to divest itself of the retail dry cleaning business in the first quarter of 1999 in order to concentrate on providing dry cleaning services primarily to the hospitality industry.


         DISPOSITION OF RETAIL DRY CLEANING BUSINESS

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

         In 1999, the Company recognized a net loss from sale of businesses related to these transactions of $453,662, which included net fixed assets of $161,029, a write-off of net goodwill of $423,198 and the recording of rental obligations of $37,742 , offset by a reduction in notes payable and accrued interest of $168,307.

         On November 16, 1999, the Company sold its majority interest in United to UDC Acquisition Corp, Inc. ("UDC Acquisition"), an Arizona corporation, pursuant to terms of a Stock Purchase Agreement. At the time of the sale, United operated a single plant and drop store from a leased location. The majority of the outstanding common stock of UDC Acquisition is owned by Jeffrey M. Trenk, brother of Steven L. Trenk, son of Alvin S. Trenk and nephew of Martin G. Jacobs, M.D. (collectively, the "Certain Executive Officers".) The aggregate purchase price for the Company's stock interest, $10,000, was offset against amounts due to Jeffrey M. Trenk from the Company. The sale included net fixed assets of $199,292 and a write-off of net goodwill of $588,959, offset by a relief from liabilities of $1,544,015. The Company did not record the gain on the sale until 2000, when certain contingencies were resolved.

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

         HOSPITALITY BUSINESS

         Although management believes that the Company's retail drop store business underperformed, through a sales and marketing campaign, the Company increased its number of total hotel customers from approximately 35 at inception of the business to approximately 152 hotel customers as of December 31, 2000. Hotel customers require employee, guest, drapery and linen services and the Company believes it can continue to develop this niche within the Phoenix, Arizona dry cleaning market. For the years ended December 31, 2000 and 1999, respectively, the Company recorded $932,025 and $741,973 in sales to hotel customers, representing 81% and 55% of total sales. Management has concluded that in order for the Company's dry cleaning business to be successful, the Company must continue to focus on seeking out new hotel customers.

INVESTMENTS IN INFORMATION TECHNOLOGY BUSINESSES

         On March 22, 2000, the Company formed a strategic alliance with Alliant Technologies, Inc. ("Alliant"). Alliant is a provider of Internet technology solutions for business that offers a complete range of services, including strategic business consulting, e-commerce application development, business process engineering and infrastructure engineering.

         On July 18, 2000, the Company announced the reorganization and reorientation strategy of the Company to focus on investing in and acquiring information technology businesses namely, software solutions and web-based call centers, with particular emphasis on such businesses located in India. Management selected India because it believes that India has the coalescence of a high quality, low cost, software savvy population with extensive English speaking skills that will provide market advantage and excellent product development and customer support.

         On August 31, 2000, the Company purchased a 2% equity interest in Technology Keiretsu, LLC ("TK"), Alliant's parent company. The purchase price was $250,000 cash and 66,666 shares of the Company's common stock valued at $583,327, or $8.75 per share, which was the fair market value of the stock on the date the transaction was consummated. The Company is entitled to purchase an additional 1% equity interest in TK subject to certain conditions. On September 29, 2000, the Company executed an Exchange Agreement whereby the Company exchanged its 25% interest in Little Universe, LLC ("LU") acquired from Alliant in April 2000 for $250,000, for an additional 1% equity interest in TK.

         On September 1, 2000, the Company purchased a 4% equity interest in SupportScape, Inc. The all-cash purchase price was $250,000. SupportScape is a web resource which provides real time customer support to e-businesses through personalized mail response service to customers through online query forms and e-mails as well as through live one-to-one chat.

         On October 16, 2000, the Company signed a letter of intent to acquire a controlling interest in an India-based software services company which also has a U.S. presence. The proposed transaction has been terminated.

PURCHASE AGREEMENT

         In August 2000 the Company sold to Lazar & Company I.G., LLC ("Lazar"), a New York limited liability company, 200,000 shares of the Company's common stock and a warrant to purchase 6,800,000 additional shares of the Company's common stock at an exercise price of $3.00 per share, (the "Warrant"). The rights to purchase the shares were to vest in five portions based upon targets relating to the market capitalization of the Company. As of December 31, 2000, the first portion of shares purchasable under the warrant, representing 850,000 shares, were exercisable as a result of the first targeted market capitalization of the Company being achieved.

         The purchase price for the 200,000 shares of common stock was $750,000, or $3.75 per share, which was the fair market value of the stock on the date the agreement was executed. The purchase price for the warrant was $350,000, for an aggregate purchase price of $1,100,000 (the "Purchase Price"). Lazar paid the Company $50,000 in cash and delivered to the Company a $1,050,000 secured recourse promissory note (the "Note") with an interest rate of 7% per annum as payment of the Purchase Price.

         On December 5, 2000, the Company entered into an agreement with Lazar whereby the Company obtained the right under certain circumstances to purchase from Lazar portions of the Warrant. The purchase price would be paid by the Company by a reduction of the unpaid principal amount due from Lazar pursuant to the Note. The Company's right to purchase portions of the Warrant extends for a period of 180 days from the date of the agreement. In the event the Company is able to fully exercise its purchase rights, the Company would be entitled to purchase an aggregate of 5,950,000 shares under the Warrant at an aggregate exercise price of $204,167. In 2001, the Company exercised its available purchase rights and purchased an aggregate of rights to purchase 3,000,000 shares under the Warrant pursuant to the agreement at an aggregate exercise price of $102,941.

         In August 2000, the Company issued warrants to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $3.00 per share to Certain Executive Officers. The rights to purchase the shares vest in five portions based upon targets relating to the market capitalization of the Company. As of December 31, 2000, the first portion of shares purchasable under the warrant, representing 168,750 shares, were exercisable based upon the first targeted market capitalization of the Company being achieved. The Company recorded a compensation charge of $1,012,500 in 2000 relating to the vested portion of the Warrants.

FAILED MERGER

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

         On January 19, 2000, the Company received $1,463,800 and subsequently received $1,538 pursuant to the terms of an Inter-Party Agreement by and among the Company, Quorum, TelaLink and Country Road Communications, Inc. ("Country Road"), The Prudential Insurance Company of America and various other unrelated parties. Under the terms of the agreement, the Company sold its interest in certain TelaLink promissory notes in the aggregate principal amount of $1,027,000 to Country Road for a purchase price of up to $1,100,000, of which $500,000 in cash was paid at closing and the balance paid in the form of a promissory note. The note bears interest at a rate of 6.5% per annum and matures on January 19, 2005. Interest is due and payable in annual installments payable on January 19, 2001 and on each anniversary thereafter up to and including the maturity date. Country Road has the right to prepay the note. If Country Road makes aggregate payments equal to $500,000 plus accrued and unpaid interest thereon prior to the second anniversary of the note date, then the obligation will be considered to be deemed satisfied in full. Under certain conditions, Country Road may be required to prepay a principal amount of $500,000 plus accrued and unpaid interest.

         At the closing, the Company received reimbursement of the $915,000 PTTC deposit plus accrued interest of $50,338 accrued at a rate of 8% from the date of deposit, in exchange for the Company's assignment of all of its rights and obligations under the Stock Purchase Agreement.

         In connection with the closing and as part of a separate settlement agreement, the Company became obligated at the time of closing to issue 100,000 shares of the Company's common stock to a third party equity investor of TelaLink Network, Ltd. in exchange for the release of any and all claims and liens that it may have the right to assert against TelaLink and the Company. Such shares were issued in 2000 and valued at $325,000, the fair market value. This amount is included in costs of failed acquisition in 2000.

DISCONTINUED OPERATIONS

         FORMER DIALYSIS TREATMENT BUSINESS

         Until October 1997, the Company was engaged primarily in the dialysis treatment business. The Company and its subsidiaries provided equipment, services and supplies to individuals in their homes and other residential alternative sites, including prisons and nursing homes and provided acute care dialysis placement services. The Company also owned and operated a center to train individual patients in the self-administration of peritoneal dialysis treatments. The Company was also engaged in providing consulting and administrative services to customers (the "Consulting Customers") that provide dialysis treatments to patients at and from in-center facilities owned and operated by the customers. The Consulting Customers included Upper Manhattan Dialysis Center, Inc. ("UMDC"), Alpha Administration Corp. ("Alpha") and Continental Dialysis Center of the Bronx, Inc. ("CDBI"), each of which is a New York corporation. All of the outstanding common stock of Alpha and CDBI and 50% of the outstanding common stock of UMDC is owned by Alvin S. Trenk, Steven L. Trenk and Martin G. Jacobs, M.D., a Director, the President and Corporate Medical Director, respectively (collectively, "Certain Executive Officers"). The Company sold substantially all of its assets relating to the dialysis treatment business in

October 1997. Alpha and CDBI also sold substantially all of their respective assets at that time. UMDC, the Company's remaining Consulting Customer, sold substantially all of its assets in January 1998, subject to state regulatory approval (which is still pending).

         The Company also established an 80% owned subsidiary, Renal Management, Inc. ("RMI"), to engage in renal disease and nephrology practice management. RMI did not conduct any substantive business nor enter into any agreements with customers. In December 1998, the Company sold its interest in RMI to Renal Disease Management, ("RDM") Inc. in exchange for shares of that company's common stock. Due to a merger in 2000, the Company received 2,118 shares of Renal Care Group, Inc. in exchange for its shares of RDM. As of December 31, 2000, the Company had sold 980 of these shares. The remaining 1,138 shares had a value of $31,206 as of December 31, 2000 and is included in other current assets in 2000.

         UMDC SALE OF ASSETS

         Effective January 29, 1998 (the "First RRI Closing"), UMDC sold substantially all of its assets to Renal Research Institute, LLC ("RRI") pursuant to the terms of an Asset Purchase Agreement (the "RRI Purchase Agreement") among UMDC, RRI and the shareholders of UMDC. RRI is a joint venture between Fresenius Medical Care, N.A. and Beth Israel Medical Center.

         At the First RRI Closing, RRI paid approximately $4,174,000, in partial payment of an aggregate purchase price (inclusive of payments for a covenant not to compete) of approximately $7,984,000, for the assets of UMDC. UMDC retained its accounts receivable, cash and cash equivalents in the transaction, as well as certain liabilities of UMDC outstanding as of the date of the First RRI Closing. Under the terms of the RRI Purchase Agreement, Beth Israel Medical Center ("BIMC") applied for state regulatory approval (the "NY Approval") to own and operate the in-center dialysis facility currently operated by UMDC. As a result of this closing, UMDC was able to pay the Company for certain prior obligations.

         In February 2001, in connection with the transactions between UMDC and RRI, the Company received two payments totaling approximately $1,280,000 for certain prior obligations. Aggregate payments from RRI to UMDC, the Company and certain shareholders of UMDC totaled approximately $3,279,000. During at least the first calendar quarter of 2001, UMDC, with which the Company indirectly has certain continuing financial arrangements, will continue to operate its dialysis unit and to receive certain consulting and administrative services from RRI pursuant to a Consulting and Administrative Agreement (the "RRI Consulting Agreement") entered into at the first RRI Closing, as subsequently amended. In this arrangement, UMDC will operate its dialysis facility operation until BIMC obtains all regulatory approvals necessary to operate the unit.

         SALE OF ASSETS TO IHS OF NEW YORK, INC.

         The Company, other than Renal Management, Inc. ("RMI"), as well as CDBI and Alpha, (collectively, the "IHS Sellers") sold substantially all of their respective assets to IHS of New York, Inc., a New York corporation ("IHS"), effective October 8, 1997.

         The purchase price for the assets was $5,120,000, of which $125,000 remains in escrow to secure the indemnity obligations of the IHS Sellers to IHS. IHS asserted a claim of approximately $142,000 for indemnification of certain liabilities not assumed by IHS as part of the IHS Purchase Agreement. The Company has responded to IHS's claim and is currently defending against the claim. See Item 3. Legal Proceedings.

         The Company and IHS entered into a consulting agreement (the "IHS Consulting Agreement"). Under the terms of the IHS Consulting Agreement, the Company provided the consulting services of Certain Executive Officers to IHS for a period of three years from the closing date in exchange for aggregate payments of $1,000,000 from IHS to the Company payable over the term of the IHS Consulting Agreement. The IHS Consulting Agreement terminated in October, 2000. At the time of termination, approximately $162,000 was due to the Company from IHS under the agreement. The Company has filed a lawsuit against IHS to recover these unpaid fees. See Item 3. Legal Proceedings.

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

GOVERNMENTAL REGULATION

         GENERAL HEALTH CARE REGULATION

         The Company's former dialysis business operations were subject to extensive governmental regulations at the federal, state and local levels. The laws, rules and regulations which govern its consulting customers are very broad and are subject to continuing change and interpretation. There is also an absence of regulations or decisions specifically addressing the dialysis business. Thus, it is possible that certain of the Company's past contractual arrangements or business practices might be challenged, and if so successfully challenged, there can be no assurance that the Company would not be adversely affected.

         The Company provided consulting services to certain facilities that are administered by corporations and/or physicians who are not under the direct control of the Company. Because the Company does not have control over the actions of such corporations and physicians who render services, the Company is subject to the risk that such corporations or physicians may have violated federal, state or local laws and regulations including Medicare and Medicaid laws without the knowledge or consent of the Company. The Company cannot assure that limited violations did not occur at such facilities in the past.

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

         In its role as owner and/or operator of properties or facilities, the Company may be subject to liability for investigating and remedying any hazardous substances that have come to be located on the property, including any such substances that may have migrated from, or may have been emitted, discharged, leaked, escaped or been transported from the property. Management is not aware of any such events. Management is not aware of any pending or threatened claim, investigation or enforcement action regarding such environmental issues that, if determined adversely to the Company, would have material adverse consequences.

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

         The Company believes that it is and has been in substantial compliance with all applicable environmental regulatory requirements, and is not aware of any noncompliance with applicable environmental regulatory requirements which could have a material adverse effect on the Company.

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

EMPLOYEES

         As of March 12, 2001, the Company employed 5 full-time employees, including officers, at its corporate offices. In addition, as of that date, Valet employed 25 full-time and 2 part-time employees. No employees are covered by collective bargaining agreements, and the Company considers its employee relations to be good.

LIABILITY INSURANCE

         The Company carries property, general liability and professional liability insurance in amounts and coverage deemed adequate by management. However, there can be no assurance that any future claims will not exceed applicable insurance coverage and no assurance can be given that liability insurance will continue to be available at a reasonable cost.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters during 2000 consisted of approximately 1,000 square feet located in Livingston, New Jersey. This space is part of the personal residence of a Director of the Company and is not subject to a lease. In addition, the Company opened an office in New York in August 2000. The space is comprised of approximately 3,700 square feet. The lease provides for a base annual rent of $212,097 and expires August 2008. The Company's subsidiary, Valet, conducts dry cleaning operations from a single leased plant and store location comprising approximately 3,600 square feet. The lease provides for a base annual rent of $69,223 and expires February 29, 2004. Management believes that alternative facilities are readily available in the location in which Valet conducts business.

ITEM 3.  LEGAL PROCEEDINGS

         In September, 2000, the Company filed a lawsuit against IHS of New York, Inc. ("IHS") seeking to recover approximately $162,000 in unpaid consulting fees due the Company pursuant to the IHS Consulting Agreement. IHS has filed a counterclaim alleging a breach by the Company of the Non-Competition Agreement entered into at the time of the sale of the Company's dialysis business to IHS in October, 1997. In addition, upon the sale of assets to IHS, an escrow account was created to secure the indemnity obligations of the Company to IHS. IHS asserted a claim against the escrow account of approximately $142,000 for indemnification of certain liabilities not assumed by IHS as part of the IHS Purchase Agreement. The Company responded and is defending against the claim and has filed a lawsuit to have certain funds in the escrow account be released to the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.


PART II

ITEM 5.  MARKET FOR COMPANY COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is listed on the Nasdaq SmallCap Market (the "SmallCap"). From October 30, 1998 through August 23, 2000, the Company's common stock traded on the SmallCap under the symbol "CCCI." On August 24, 2000, the Company changed its name to TechSys, Inc. and changed its Nasdaq trading symbol to "TKSS." There were approximately 70 holders of record of the Company's common stock as of March 12, 2001. The following table sets forth the closing high and low bids for each of the securities for each quarter following the quarter ended December 31, 1998. The figures set forth below were obtained from the National Association of Securities Dealers (NASD) "Monthly Market Summary Reports".

                          COMMON STOCK       WARRANTS        UNITS
THREE MONTHS ENDED           (TKSS)          (CCCIW)        (CCCIU)
- ------------------         ---------         -------        -------

                          HIGH   LOW     HIGH     LOW    HIGH     LOW
                          ----   ---     ----     ---    ----     ---

March 31, 1999            2.69    2.25    .19     .09     2.78     2.34
June 30, 1999             4.06    3.75    .41     .13     4.38     4
September 30, 1999        3.13    2.88    N/A     N/A     N/A     N/A
December 31, 1999         2.44    2       N/A     N/A     N/A     N/A
March 31, 2000           10.75    2       N/A     N/A     N/A     N/A
June 30, 2000             5.44    2.13    N/A     N/A     N/A     N/A
September 30, 2000        9.81    3.25    N/A     N/A     N/A     N/A
December 31, 2000         8.94    1       N/A     N/A     N/A     N/A

         On January 3, 2000, the Company granted a warrant to purchase up to an aggregate of 100,000 shares of its common stock to a financial services provider of which a Director is a founding partner at an exercise price of $2.00, which was the fair market value of the Company's common stock on the date of grant. The warrant has an estimated value of $73,482 based on the Black-Scholes option pricing model and such amount has been expensed in the accompanying Consolidated Statements of Operations.

         On March 22, 2000, the Company granted a warrant to purchase up to an aggregate of 50,000 shares of its common stock to Alliant, at an exercise price of $3.00. The warrant has an estimated value of $203,753 based on the Black-Scholes option pricing model and such amount has been expensed in the accompanying Consolidated Statements of Operations.

         On July 6, 2000, the Company granted a warrant to purchase up to an aggregate of 25,000 shares of its common stock to a financial services provider, at an exercise price of $3.50. The warrant has an estimated value of $64,132 based on the Black-Scholes option pricing model and such amount has been expensed in the accompanying Consolidated Statements of Operations.

         During 2000, the Company issued 181,485 shares of its common stock in connection with the cashless exercise of stock options issued under the Company's 1994 Long-Term Incentive Award Plan and the 1997 Equity Incentive Plan as well as 73,393 shares in connection with the exercise of warrants issued to professional services providers. The Company recorded $1,108,500 in stock option compensation expense relating to the issuance of these shares in the accompanying Consolidated Statements of Operations.

         During 2000, the Company granted warrants to purchase up to an aggregate of 330,000 shares of its common stock to the Company's newly formed board of advisors. In the first quarter of 2001, the Company terminated its board of advisors. As a result, 242,500 of the 330,000 warrants originally issued were canceled as they were unvested. The remaining 87,500 warrants have exercise prices ranging from $4.00 to $4.50 and have been valued at $317,048 utilizing the Black-Scholes option pricing model and such amount has been expensed in the accompanying Consolidated Statements of Operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         Year Ended December 31, 2000 Compared With Year Ended December 31,
1999.

         In January 1998, UMDC, a Consulting Customer of the Company that is 50% owned by Certain Executive Officers, sold substantially all of its assets to Renal Research Institute, Inc. ("RRI"). As a result, the Company and UMDC terminated the UMDC Consulting Agreement (the "UMDC Agreement").

         At the first RRI Closing, RRI paid approximately $4,174,000, in partial payment of an aggregate purchase price (inclusive of payments for a covenant not to compete) of approximately $7,984,000, for the assets of UMDC. UMDC retained its accounts receivable, cash and cash equivalents in the transaction, as well as certain liabilities of UMDC outstanding as of the date of the First RRI Closing. Under the terms of the RRI Purchase Agreement, Beth Israel Medical Center ("BIMC") applied for state regulatory approval (the "NY Approval") to own and operate the in-center dialysis facility currently operated by UMDC.

         In February 2001, in connection with the transactions between UMDC and RRI, the Company received two payments totaling approximately $1,280,000 for certain prior obligations. During at least the first calendar quarter of 2001, UMDC, with which the Company indirectly has certain continuing financial arrangements, will continue to operate its dialysis unit and will receive certain consulting and administrative services from RRI pursuant to a Consulting and Administrative Agreement (the "RRI Consulting Agreement") entered into at the first RRI Closing, as subsequently amended. In this arrangement, UMDC will operate its dialysis facility operation until BIMC obtains all regulatory approvals necessary to operate the unit.

         The Company received approximately $2,665,000 from UMDC at the First RRI Closing. The Company has received additional payments from UMDC aggregating $2,004,972 subsequent to the First RRI Closing. The Company expects to receive additional payments from UMDC of up to $600,000 in 2001, as payment of the remaining amounts due from UMDC as well as additional amounts as assigned to the Company by the Certain Executive Officers. The additional payments expected have not been recorded by the Company due to realization uncertainty.

         The proceeds from the IHS Closing, the IHS Consulting Agreement and the RRI Transaction were invested by the Company in U.S. Government securities and money market funds.

         During the first three quarters of 1999, United closed six of the eleven retail facilities it had acquired or formed during 1998. During the same period, United sold three retail facilities back to the original sellers. The sales were made in consideration of the release of United's obligations under the purchase price promissory notes executed in connection with the original purchases. The aggregate amount of principal and interest outstanding under the promissory notes at the time of the sales was $168,307. The Company recognized a net loss from sale of businesses related to these transactions of $453,662 in 1999, which included net fixed assets of $161,029, a write-off of net goodwill of $423,198 and the recording of rental obligations of $37,742 offset by a reduction in notes payable and accrued interest of $168,307.

         In November 1999, the Company formed a new subsidiary, Valet-USA, Inc. ("Valet"), to provide dry cleaning services to focus primarily on the hospitality industry in the Phoenix, Arizona area. As of December 31, 2000, Valet provides employee, guest, drapery and linen dry cleaning services to approximately 152 hotel customers in the Phoenix area. The Company believes that it can generate higher revenues from the hospitality business than it derived from the retail business. Management believes the Company will benefit due to a reduction in personnel, supplies, capital equipment lease obligations and real property leases as a result of the sale of the retail business. Valet currently operates a single plant and drop store from a leased location.

         On November 16, 1999, the Company sold its majority interest in United to UDC Acquisition, pursuant to terms of a stock purchase agreement. The majority of the outstanding stock of UDC Acquisition is owned by Jeffrey M. Trenk, brother of Steven L. Trenk, son of Alvin S. Trenk and nephew of Martin G. Jacobs, M.D. (Collectively, the "Certain Executive Officers." The sale included net fixed assets of $199,292 and a write-off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015. The Company did not record the gain on the sale until 2000, when certain contingencies were resolved.

         REVENUES

         The Company's dry cleaning business recorded revenues of $1,144,809 in 2000 and $1,359,338 in 1999. Of these revenues, approximately $932,024 or 81% and $741,973 or 55% related to dry cleaning services provided to hotel customers in 2000 and 1999, respectively, while the remaining $212,785 and $617,365 related to dry cleaning services provided by the retail drop stores. The Company anticipates that hotels will continue to be the primary source of revenue for Valet. Valet continues to target additional hotels in the Phoenix, Arizona area to maximize plant capacity.

         At the IHS Closing on October 8, 1997, the Company completed the sale of its New Jersey, New York, Connecticut and Pennsylvania dialysis business assets to IHS. Following the IHS Closing, the Company's sources of revenue included amounts payable for consulting services available to IHS through October 2000, at a rate of $27,777 per month. In 2000 and 1999, the Company recognized $166,662 and $333,324 in revenue, respectively, for consulting services under this agreement. The reduction in 2000 revenue versus the prior year revenue is due to the expiration of the agreement and the Company not recording revenue for the last three months of the agreement due to uncertainty of collectibility.

         Prior to the IHS Closing and RRI First Closing, the Company provided certain services in New York through consulting, administrative, or subcontracting service arrangements with the Consulting Customers. The Consulting Customers were partially or 100% owned by the Certain Executive Officers. Under the Company's agreements with its Consulting Customers, the Company provided various administrative and consulting services in addition to equipment and supplies. In exchange for these services, the Company was entitled to a monthly fee, as well as reimbursement of the Company's direct costs for equipment and supplies. In 2000, the Company recorded $1,694,972 in additional revenues related to payments received from UMDC in 2000 and 2001, not previously recorded as receivables due to realization uncertainties. Such amount has been included in income from discontinued operations in the accompanying Consolidated Statement of Operations.

         The Company does not expect to receive future operating revenues related to its former dialysis based businesses or from the business of its former Consulting Customers other than such amounts as it may receive from UMDC for remaining amounts due the Company from UMDC as well as amounts to be received from UMDC in connection with its continuing business as assigned to the Company by the Company's Certain Executive Officers.

         COST OF SERVICES

         Cost of services was $939,721 and $1,281,682 or 82% and 94% of revenues attributable to the Company's dry cleaning business in 2000 and 1999, respectively. Cost of services is primarily comprised of $668,604 and $923,736 in salaries and other payroll expenses as well as $129,975 and $157,735 for supplies in 2000 and 1999, respectively. In addition, $6,354 and $40,328 of depreciation expense attributable to the dry cleaning business machinery and equipment has been allocated to cost of services in 2000 and 1999, respectively. This reduction in cost of services as a percentage of sales is due primarily to a reduction in personnel, supplies, capital equipment lease obligations and real property leases as a result of the sale of the retail dry cleaning businesses in 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses totaled $5,035,550 in 2000, as compared with $2,460,757 for 1999. The net increase of $2,574,793 is primarily comprised of non-cash stock-based compensation expense of $2,959,911 including $1,108,500 in compensation expense related to the cashless exercise of stock options and $1,012,500 relating to warrants that became partially vested based on the Company achieving a market capitalization target, offset by a decrease of costs related to the Company's closing and sale of dry cleaning businesses in 1999.

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

         As of December 31, 2000 and 1999, the Company's dry cleaning business had accounts receivable of $112,988 and $96,581, respectively. As a percentage of receivables outstanding, the allowance relating to the dry cleaning business was 10% and 14%, respectively.

         Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of December 31, 2000 is adequate to absorb possible losses resulting from uncollectible receivables.

         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense for 2000 and 1999 totaled $65,436 and $206,850, respectively, of which $6,354 and $40,328, respectively, of depreciation expense relating to the dry cleaning business is included in cost of services. The decrease of $141,414 in depreciation expense from 1999 is due to the sale of dry cleaning stores and plants to their original owners in 1999 as well as the sale of the Company's majority interest in United to UDC Acquisition in November, 1999.

         FAILED ACQUISITION

         In connection with a failed acquisition and as part of a settlement agreement, the Company became obligated at the time of settlement closing to issue 100,000 shares of the Company's common stock to a third party equity investor of TelaLink Network, Ltd. in exchange for the release of any and all claims and liens that it may have the right to assert against TelaLink and the Company. Such shares were issued in 2000 and valued at $325,000, the fair market value. This amount is included in costs of failed acquisition in 2000 (See Note 11 to the consolidated financial statements).

         GAIN (LOSS) ON SALE OF BUSINESS

         On November 16, 1999, the Company sold its majority interest in United to UDC Acquisition Corp., Inc. ("UDC Acquisition"), an Arizona corporation, pursuant to terms of a stock Purchase Agreement. The majority of the outstanding common stock of UDC Acquisition is owned by Jeffrey M. Trenk, brother of Steven
L. Trenk, son of Alvin S. Trenk and nephew of Martin G. Jacobs, collectively, the Certain Executive Officers. The aggregate purchase price for the Company's stock interest, $10,000, was offset against amounts due to Jeffrey M. Trenk from the Company.

         Under the terms of the sale, UDC Acquisition acquired substantially all of the assets and liabilities of United at the time of the sale. The sale included net fixed assets of $199,292, a write-off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015. In 2000, the Company recognized a gain related to the sale of $755,764 after UDC Acquisition notified the Company that it had executed a settlement agreement with the former owners from which United originally pruchased dry cleaning assets.

         During the first three quarters of 1999, United closed six of the eleven retail dry cleaning facilities it had acquired or formed during 1998. During the same period, United sold three retail facilities back to the original sellers. The sales were made in consideration of the release of United's obligations under the purchase price promissory notes executed in connection with the original purchases. The aggregate amount of principal and interest outstanding under the promissory notes at the time of the sales was $168,307.

         The Company recognized a net loss from sale of business related to these transactions of $453,662 in 1999, which included net fixed assets of $161,029, a write-off of net goodwill of $423,198 and the recording of rental obligations of $37,742 offset by a reduction in notes payable and accrued interest of $168,307.

         INTEREST INCOME AND INTEREST EXPENSE

         Net interest income was $154,439 in 2000 and $58,576 in 1999. The net increase of $95,863 from 1999 resulted from the reduction of interest expense related to the release of obligations under the purchase price promissory notes in connection with the original purchase of retail dry cleaning facilities.

         PROVISION FOR INCOME TAXES

         The provision for Federal and state income taxes as well as the effective income tax rate was 0% in 2000 and 1999. All of the Company's deferred tax assets as of December 31, 2000 have been offset by a valuation allowance as a result of the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

         The Company experienced a negative net cash flow of $85,798 in 2000. Net cash used in operating activities of $2,378,529 related primarily to the net loss of $2,440,316, the income from discontinued operations of $1,694,972 and the decrease in accrued expenses of $436,548 offset by non-cash stock based compensation expense of $2,959,413 and stock issued in settlement of $325,000. Net cash provided by investing activities of $2,106,840 reflects the proceeds from the sale of U.S. Government securities as well as repayments of amounts loaned to TelaLink and receipt of amounts held in escrow relating to the Pine Tree Telephone and Telegraph Company ("PTCC") Stock Purchase Agreement, offset by minority interest investments in information technology companies. Net cash provided by financing activities of $185,891 related primarily to proceeds from the exercise of stock options and warrants as well as a private placement of the Company's common stock.

         The Company has made advances to certain affiliates and consulting customers. As of December 31, 1999, the Company had advanced $504,567 to TechTron, Inc. ("TechTron"). During 2000, the Company advanced an additional $50,455 to TechTron. TechTron has notified the Company that it has received proceeds from settled litigation and intends to repay the Company for advances made by the Company to TechTron. In December, 2000, the Company received payments from TechTron aggregating $200,000 which were applied towards principal amounts due from TechTron. Repayment of remaining amounts due from TechTron are anticipated in 2001.

         Most of the outstanding securities of TechTron are held by Certain Executive Officers. The Company has obtained demand promissory notes from TechTron for all of the advances, of which the majority of notes issued bear an 8% rate of interest per annum. Interest of approximately $115,000 has accrued through December 31, 2000. All amounts due from TechTron are unsecured but are guaranteed by Certain Executive Officers.

         In conjunction with the sale of UMDC assets to RRI, substantially all amounts due to the Company from UMDC for loans, advances, supplies and equipment were paid in January 1998. Amounts remaining as due to the Company from UMDC after the First RRI Closing, totaled approximately $2,176,000, including $1,389,000 for fees generated pursuant to the UMDC Consulting Agreement. In 1998, the Company received additional payments aggregating $310,000 from UMDC. In 2000, the Company received an additional payment of $415,082 from UMDC. In February 2001, the Company received additional payments aggregating approximately $1,280,000 from UMDC. The Company recognized $1,694,972 and $310,000 in revenues from UMDC in 2000 and 1998, respectively, not previously recorded due to realization uncertainties. Such amounts have been included in discontinued operations.

         The Company advanced funds to CDBI for the construction of a new in-center dialysis facility in the Bronx, New York. Amounts due from CDBI under its Consulting and Services Agreement with the Company, together with amounts advanced for supplies and equipment were all substantially repaid in 1997. However, there was inadequate cash flow to pay the Company $200,000 in consulting fees which have not been recorded by the Company due to realization uncertainties.


         The Company expects that its cash, cash equivalents and investments in U.S. Government securities will be sufficient to fund the Company's operations through 2001.

         In 1998, the Company committed an aggregate of $1,000,000 to fund United's initial operations. During 1999, the Company arranged for a $200,000 line of credit with a bank to provide additional financing. This line was primarily secured by all of United's assets and further secured by assets of a company in which a Director of the Company is a founding partner. In 1999, all amounts due under the line of credit were repaid by the liquidation of the assets underlying the guarantee which secured the line. In 1999, the Company arranged for a $100,000 line of credit to fund the daily operations. The line bore interest at a rate of 8% and was payable on demand. The line of credit was with a company owned by a Director of the Company. At the time of United's sale to UDC Acquisition, $70,000 of debt availability remained on the line. In 1999, the Company arranged for a $250,000 line of credit for Valet to fund the daily operations. The line bears interest at a rate of 8% per annum and is payable on demand. The line of credit is also with a company owned by a Director of the Company. As of December 31, 2000, $147,500 of debt availability remained on the line.

         In connection with United's acquisition of dry cleaning stores in Arizona, United incurred notes payable in the aggregate of approximately $1,064,000. In connection with the sale of United to UDC Acquisition in November 1999, UDC Acquisition assumed notes payable of $843,675 relating to United's purchase of the assets of Ultimate. Amounts due under the note were subsequently paid pursuant to a settlement agreement between UDC Acquisition and Ultimate. In connection with United's sale of substantially all of the assets of three stores back to their previous owners, United was released from $168,307 of principal and accrued interest due on the notes as of the time of sale.

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


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16 (C) OF THE EXCHANGE ACT

         The material contained in "Election of Directors" and "The Board of Directors and Executive Officers" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2001 annual meeting of Shareholders of the Company is hereby incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         The material contained in "Executive Compensation" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2001 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The material contained in "Security Ownership of Certain Beneficial Owners," "Election of Directors," and "The Board of Directors and Executive Officers" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2001 annual meeting of the Shareholders of the Company is hereby incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2001 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


              (a) Exhibits

               The exhibits that are filed with this report, or that are incorporated herein by reference, are set forth in the Exhibit Index beginning on page E-1.

               (b) A report on Form 8-K was filed by the Company on October 12, 2000 under Item 5 - Other Events relating to the Exchange Agreement between the Company and Technology Keiretsu, LLC in which the Company exchanged its interest in Little Universe, LLC for an increase in the Company's interest in Technology Keiretsu, LLC.

                         TECHSYS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE

Report of Independent Public Accountants ....................................F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2000 and
        1999.................................................................F-3

     Consolidated Statements of Operations for the Years
        Ended December 31, 2000 and 1999.....................................F-4

     Consolidated Statements of Stockholders' Equity for the
        Years Ended December 31, 2000 and 1999...............................F-5

     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2000 and 1999...........................................F-6

     Notes to Consolidated Financial Statements..............................F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Stockholders and
Board of Directors of
TechSys, Inc.:



         We have audited the accompanying consolidated balance sheets of TechSys, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TechSys, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                        ARTHUR ANDERSEN LLP





Roseland, New Jersey
March 23, 2001


                         TECHSYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999


ASSETS                                                                        2000           1999
                                                                              ----           ----

Current Assets:
Cash and cash equivalents .............................................   $    32,447    $   118,245
Investments in U.S. Government securities .............................       500,000      1,580,220
Accounts receivable, less allowance for doubtful accounts of $11,786
     in 2000 and $13,543 in 1999 ......................................       101,202         83,038
Amounts due from consulting customer ..................................     1,279,891            -0-
Amounts due from affiliates ...........................................       355,022            -0-
Other current assets ..................................................       247,400        223,239
Notes receivable ......................................................           -0-      1,027,000
Pine Tree escrow deposit ..............................................           -0-        915,000
                                                                          -----------    -----------
    Total current assets ..............................................     2,515,962      3,946,742

Note receivable .......................................................       527,000            -0-
Amounts due from affiliates ...........................................           -0-        504,567
Amounts due from officer ..............................................       330,000        330,000
Investment in Technology Keiretsu, LLC ................................     1,065,251            -0-
Investment in SupportScape, Inc. ......................................       250,000            -0-
Property and equipment, at cost, less accumulated depreciation ........       138,690        134,592
Goodwill and other intangibles, less accumulated amortization .........       182,143        198,214
Other assets ..........................................................       129,025         50,579
                                                                          -----------    -----------
                                                                          $ 5,138,071    $ 5,164,694
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit ........................................................   $   102,500    $    70,000
Accounts payable ......................................................       324,145        771,773
Accrued expenses ......................................................       368,119      1,560,429
                                                                          -----------    -----------
     Total current liabilities ........................................       794,764      2,402,202
                                                                          -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock 5,000,000 shares authorized, none issued or outstanding           -0-            -0-
Common stock, no par value, 20,000,000 shares authorized,
     3,923,544 and 3,267,500  shares issued and outstanding at
     December 31, 2000 and 1999, respectively .........................     8,535,279      5,485,061
Paid-in capital .......................................................     2,180,913        160,000
Accumulated deficit ...................................................    (5,322,885)    (2,882,569)
Subscription receivable ...............................................    (1,050,000)           -0-
                                                                          -----------    -----------
     Total stockholders' equity .......................................     4,343,307      2,762,492
                                                                          -----------    -----------
                                                                          $ 5,138,071    $ 5,164,694
                                                                          ===========    ===========


         The accompanying notes to consolidated financial statements are an integral part of these statements.




                         TECHSYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                  2000          1999
                                                                  ----          ----
Revenues from continuing operations:

     Dry cleaning services ................................   $ 1,144,809    $ 1,359,338
     Consulting services ..................................       166,662        333,324
                                                              -----------    -----------
                                                                1,311,471      1,692,662
                                                              -----------    -----------

Costs of services .........................................       939,721      1,281,682
General and administrative expenses .......................     5,035,550      2,460,757
Depreciation and amortization .............................        59,082        166,522
(Gain) loss on sale of businesses .........................      (755,764)       453,662
Costs of failed acquisition ...............................       322,609        272,173
Interest expense ..........................................         5,505         86,371
Interest income ...........................................      (159,944)      (144,947)
                                                              -----------    -----------
     Total costs and expenses .............................     5,446,759      4,576,220
                                                              -----------    -----------


Loss from continuing operations before income taxes .......    (4,135,288)    (2,883,558)

Benefit for income taxes ..................................      (640,000)          --
                                                              -----------    -----------

Loss from operations ......................................    (3,495,288)    (2,883,558)

Income from discontinued operations (less applicable income
       taxes of $640,000 in 2000) .........................     1,054,972            -0-
                                                              -----------    -----------

     Net loss .............................................   $(2,440,316)   $(2,883,558)
                                                              ===========    ===========


Basic and diluted (loss) income per share:
       Continuing operations ..............................   $      (.96)   $      (.88)
     Discontinued operations ..............................           .29            -0-
                                                              -----------    -----------
     Net loss per share ...................................   $      (.67)   $      (.88)
                                                              ===========    ===========


Basic and diluted weighted average shares outstanding .....     3,646,778      3,262,404
                                                              ===========    ===========



         The accompanying notes to consolidated financial statements are an integral part of these statements.





                         TECHSYS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                             RETAINED
                                                             EARNINGS                                           TOTAL
                            COMMON        PAID-IN         (ACCUMULATED    SUBSCRIPTION                       COMPREHENSIVE
                            STOCK         CAPITAL            DEFICIT)      RECEIVABLE           TOTAL            LOSS
                            ------        -------           ---------      ----------           -----            ----

Balance,
December 31, 1998        $ 5,414,561   $   110,000       $       989        $    --       $   5,525,550

Issuance of
common stock                  70,500          --                  --             --              70,500

Issuance of
warrants                          --        50,000               --              --              50,000

Net loss                          --            --        (2,883,558)            --          (2,883,558)     $  (2,883,558)
                         -----------   -----------       -----------        -------       -------------      =============
Balance,
December 31, 1999          5,485,061       160,000        (2,882,569)            --           2,762,492

Issuance of common
stock for services
rendered                     180,000            --                --             --             180,000

Issuance of
common stock
in connection with
failed merger                325,000            --                --             --             325,000

Issuance of
common stock
in connection with
Technology Keiretsu
investment                   583,327            --                --             --             583,327

Cashless exercise of
stock options              1,108,500            --                --             --           1,108,500

Exercise of options and
warrants                     103,391            --                --             --             103,391

Sale of common
stock and warrants           750,000       350,000                --     (1,050,000)             50,000

Issuance of warrants
for services                      --     1,670,913                --             --           1,670,913

Net loss                          --            --        (2,440,316)            --          (2,440,316)     $  (2,440,316)
                         -----------   -----------       -----------        -------       -------------      =============
Balance,
December 31, 2000        $ 8,535,279   $ 2,180,913       $(5,322,885)   $(1,050,000)        $ 4,343,307
                         ===========   ===========       ===========    ===========         ===========



         The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       F-5





                         TECHSYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                           2000             1999
                                                                           ----             ----
Cash Flows From Operating Activities:
     Net loss.......................................................   $(2,440,316)     $(2,883,558)
     Adjustments to reconcile net loss to net cash used
        in operating activities
     Depreciation and amortization..................................        65,435           206,850
     Provision for doubtful accounts................................         5,066            13,598
     Loss on equity investment......................................        18,076               -0-
     Common stock issued in settlement..............................       325,000               -0-
     Stock-based compensation expense...............................     2,959,413           120,500
     (Gain) loss on sale of businesses..............................      (755,764)          453,662
     Income from discontinued operations ...........................    (1,694,972)              -0-
     Changes in operating assets and liabilities:...................
         Increase in accounts receivable............................       (23,230)          (36,341)
         Increase in other assets...................................      (102,606)          (53,942)
         Decrease (increase) in amounts due from affiliates.........       149,545          (134,303)
         (Decrease) increase in accounts payable....................      (447,628)          348,358
         (Decrease) increase in accrued expenses....................      (436,548)          506,122
         Repayments from officer....................................           -0-            55,000
                                                                       -----------      ------------
     Net cash used in operating activities..........................    (2,378,529)       (1,404,054)
                                                                       -----------      ------------

Cash Flows From Investing Activities:
     Amounts repaid by consulting customers.........................       415,082              -0-
     Repayment of notes receivable..................................       500,000              -0-
     Repayment of Pine Tree deposit.................................       915,000              -0-
     Issuance of notes receivable...................................           -0-        (1,027,000)
     Pine Tree escrow deposit.......................................           -0-          (915,000)
     Investment in SupportScape, Inc................................      (250,000)             -0-
     Investment in Technology Keiretsu, LLC and
        Little Universe, LLC........................................      (500,000)             -0-
     Purchases of U.S. Government securities........................      (400,000)       (6,027,439)
     Proceeds from sale or maturity of U.S. Government securities...     1,480,220         6,412,649
     Purchases of property and equipment............................       (53,462)          (65,445)
                                                                       -----------      ------------
Net cash provided by (used in) investing activities ................     2,106,840        (1,622,235)
                                                                       -----------      ------------

Cash Flows From Financing Activities:
     Net borrowings under line of credit............................        32,500            70,000
     Proceeds from exercise of stock options and warrants...........       103,391              -0-
     Proceeds from sale of common stock and warrants................        50,000              -0-
     Principal payments on notes payable............................           -0-           (10,370)
                                                                       -----------      ------------
     Net cash provided by  financing activities.....................       185,891            59,630
                                                                       -----------      ------------

Net decrease in cash and cash equivalents...........................       (85,798)       (2,966,659)
     Cash and cash equivalents, beginning of year...................       118,245         3,084,904
                                                                       -----------      ------------
     Cash and cash equivalents, end of year.........................   $    32,447      $    118,245
                                                                       ===========      ============

Supplemental Disclosures of Cash Flow Information:
     Cash paid for income taxes.....................................   $    5,682       $      4,941
                                                                       ==========       ============
     Cash paid for interest.........................................   $    5,505        $    14,196
                                                                       ==========       ============

Supplemental Disclosures of non-cash transactions:

The 1999 loss on sale of businesses consists of net fixed assets of $161,029, net goodwill of $423,198 and the recording of rental obligations of $37,742 offset by a reduction in notes payable and accrued interest of $168,307.

In 1999, the Company issued 30,000 shares to an outside Director valued at $70,500 and issued warrants to a financial services consultant in consideration for professional services valued at $50,000.

The 2000 gain on sale of businesses includes net fixed assets of $199,292, a write off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015.

In 2000, the Company issued 30,000 shares of common stock to a related party consultant valued at $180,000.

In 2000, the Company issued 66,666 shares of common stock valued at $583,327 in connection with the purchase of interests in Technology Keiretsu, LLC.

In 2000, the Company issued 100,000 shares of common stock valued at $325,000 in connection with a settlement of a failed acquisition.

In 2000, the Company issued 181,485 shares of common stock valued at $1,108,500 in connection with the cashless exercise of stock options.

In 2000, the Company issued warrants to purchase 430,000 shares of the Company's common stock in consideration of services valued at $1,670,913.

In 2000, in connection with the sale of common stock and warrants, the Company obtained a $1,050,000 subscription receivable.

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                         TECHSYS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS AND DISCONTINUED OPERATIONS:

         TechSys, Inc. (formerly Continental Choice Care, Inc.) was formed on December 27, 1993 in connection with the reorganization of the healthcare related subsidiaries and affiliates of TechTron, Inc. ("TechTron"). TechSys, Inc. and subsidiaries are herein referred to as the "Company."

         The Company was primarily engaged in the business of providing dialysis related services, training, equipment and supplies to patients at home, in prisons and in hospitals. The Company also provided acute dialysis nursing services and administrative services as well as consulting services under agreement. The Company is currently engaged in the dry cleaning service industry. The dry cleaning activities conducted by the Company are performed by Valet-USA, Inc. (Valet) a wholly-owned owned subsidiary.

         In October, 1997, the Company completed the sale of substantially all of its dialysis related assets to IHS of New York, Inc., a New York corporation ("IHS"). In addition, Alpha Administration Corp. ("Alpha"), the operator of the South Bronx Kidney Center ("Bronx Facility"), and Continental Dialysis Center of the Bronx, Inc. ("CDBI") sold substantially all of their respective assets to IHS. All of the outstanding common stock of Alpha and CDBI is owned by a Director of the Company, the President and Corporate Medical Director ("Certain Executive Officers"). Prior to the sale, the Company provided consulting and administrative services to Alpha and CDBI. The assets of the Upper Manhattan Dialysis Center, Inc. ("UMDC"), a New York corporation to which the Company also provided consulting and administrative services, were not included in this sale transaction (the "IHS Sale"). The aggregate price paid by IHS at the closing of the IHS Sale was approximately $5,120,000. The $5,120,000 purchase price was allocated $2,620,000 to the Company, $900,000 to Alpha and $1,600,000 to CDBI. Substantially all amounts due the Company by Alpha and CDBI for consulting and administrative fees and other amounts have been paid to the Company.

     The Company and IHS entered into a consulting agreement pursuant to which the Company provided certain consulting services to IHS over the three-year term of the agreement in consideration of an aggregate of $1,000,000 payable by IHS to the Company over the term of the agreement. The Company also entered into a Non-Competition Agreement with IHS pursuant to which the Company, CDBI, Alpha and certain officers and directors of each of these companies agreed not to engage in certain activities in competition with IHS in certain specified geographic areas for five years from October 8, 1997.

     During the second quarter of 1998, the Company established a subsidiary, United Dry Cleaning, L.L.C. ("United") for the purpose of acquiring and operating dry cleaning facilities initially in the Phoenix, Arizona area. This area was selected for its rapid growth in construction and development and increase in population, which, management believed, would provide United with growth potential. The Company committed an aggregate of $1,000,000 to fund United's initial operations. By early 1999, United owned and operated dry cleaning plants and stores from eleven locations in the Phoenix area. Commencing in the first quarter of 1999, the Company began to divest itself of the retail dry cleaning business in order to concentrate on providing services to the hospitality industry (See Note 3).

     The operating results of the Company's former dialysis-related businesses which were disposed of in prior years have been segregated from continuing operations and reported as a separate line item in the Consolidated Statements of Operations. Revenues from discontinued operations were $1,694,972 and $0 in 2000 and 1999, respectively.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

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

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight line method based on the estimated useful lives of individual assets ranging from two to ten years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or lease term. Costs of maintenance and repairs are charged to expense as incurred.

     The Company reviews the recoverability of its long-lived assets when events or changes in circumstances may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the unamortized balance of its long-lived assets from expected future cash flows from its operations on an undiscounted basis (See Note 3).

     INTANGIBLES -- The Company amortizes on a straight line basis the excess cost of net assets acquired over periods not exceeding seven years.

     REVENUE RECOGNITION -- Revenue is recognized when dry cleaning items are cleaned and delivered to customers. Consulting services revenue is recognized ratably each month in accordance with the consulting agreement with IHS.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 had no impact on the accompanying consolidated financial statements.

     INCOME TAXES -- The Company and its subsidiaries file a consolidated Federal income tax return. The Company and each subsidiary file separate state income tax returns. Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and tax basis of assets and liabilities.

     INCOME (LOSS) PER SHARE -- Basic income (loss) per share represents net income (loss) divided by the weighted average shares outstanding. Diluted income
(loss) per share represents net income (loss) divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and warrants, if dilutive.

     As of December 31, 2000 and 1999, the basic and diluted weighted average common shares outstanding were 3,646,778 and 3,262,404, respectively. As of December 31, 2000, there were 1,451,100 of outstanding stock options issued to Directors, officers and employees of the Company as well as 8,617,500 warrants issued to employees, Directors and non-employees which were excluded from diluted net loss per share for both periods because the effect would be antidilutive.

     STOCK-BASED COMPENSATION -- Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net loss and loss per share are provided as if the fair value method had been applied.

     Stock-based compensation issued to non-employees is valued utilizing the fair value method.

     RECLASSIFICATIONS -- Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 presentation.

(3) ACQUISITION AND SALE OF BUSINESSES:

     During 1998, United acquired the assets of various dry cleaning operations in Arizona. The acquisitions were accounted for under the purchase method. The excess of net assets acquired in the acquisitions was approximately $1,221,295. Additionally, the Company paid approximately $153,000 to the former owners of these businesses as part of a covenant not to compete.

     During the first three quarters of 1999, United closed six of the eleven retail facilities it had acquired or formed during 1998. During the same period, United sold three retail facilities back to the original sellers. The sales were made in consideration of the release of United's obligations under the purchase price promissory notes executed in connection with the original purchases. The Company recognized a net loss from the sale of businesses related to these transactions of $453,662 in 1999, which included net fixed assets of $161,029, a write-off of net goodwill of $423,198 and the recording of rental obligations of $37,742 offset by a reduction in notes payable and accrued interest of $168,307.

     In November 1999, the Company formed a new subsidiary, Valet, to provide dry cleaning services primarily to the hospitality industry in the Phoenix, Arizona area. Valet purchased certain remaining assets from United including accounts receivable and certain furniture and fixtures and other equipment pursuant to the terms of an Asset Purchase and Sale Agreement dated November 15, 1999. Due to the nature of this transaction, no gain or loss was recorded by either subsidiary company. Valet currently operates a single plant and drop store and provides dry cleaning services to certain hotels.

     On November 16, 1999, the Company sold its majority interest in United to UDC Acquisition Corp. Inc. ("UDC Acquisition"), an Arizona corporation, pursuant to terms of a Stock Purchase Agreement. The majority of the outstanding common stock of UDC Acquisition is owned by Jeffrey M. Trenk, brother of Steven L. Trenk, who is the Chairman and President of the Company, and son of Alvin S. Trenk, who is a Director of the Company, and nephew of Martin G. Jacobs, M.D., who is the Corporate Medical Director of the Company, collectively, the Certain Executive Officers. The aggregate purchase price for the Company's stock interest, $10,000, was offset against amounts due to Jeffrey M. Trenk from the Company (See Note 7). The sale included net fixed assets of $199,292, and a write-off of net goodwill of $588,959, offset by a relief from liabilities of $1,544,015.

     Under the terms of the sale, UDC Acquisition acquired substantially all of the assets and substantially all of the liabilities of United at the time of sale. The Company did not recognize a gain related to the transaction until 2000 due to pending litigation by Ultimate Cleaners, Inc. (a company that previously sold its dry cleaning assets to United) to foreclose on the assets that it sold to United. The Company was notified by UDC Acquisition that it executed a settlement agreement with Ultimate for all amounts due under the Settlement Agreement between United and Ultimate. As a result, in 2000 the Company recognized a gain of $755,764 related to the sale.


(4)  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following as of December 31, 2000 and 1999:

                                                      2000        1999
                                                      ----        ----

Furniture and fixtures .............                 33,959        5,983
Office equipment ...................                194,001      179,175
Dry cleaning machinery and equipment                 64,001       56,741
Vehicles ...........................                 35,400       32,000
Leasehold improvements .............                  2,012        2,012
                                                    -------      -------
                                                    329,373      275,911
Less -- Accumulated depreciation ...               (190,683)    (141,319)
                                                    -------      -------
                                                  $ 138,690    $ 134,592
                                                  =========    =========

         Depreciation expense was $49,364 and $110,869 in 2000 and 1999, respectively.

(5) BORROWINGS:

         During 2000, Valet financed the purchase of three automobiles for use in the servicing of the hospitality industry aggregating $57,404. The notes require installment payments aggregating $1,161 a month for a period of sixty months at an interest rate of 7.75%.

         In 1999, United obtained a $200,000 line of credit from a bank which was subsequently repaid in 1999 by the liquidation of the assets under a guarantee with a company in which a Director of the Company is a founding partner. In 1999, the Company arranged for a $100,000 line of credit for United to provide additional financing. The line bore interest at a rate of 8% per annum and was payable on demand. The line of credit was with a company owned by a Director of the Company. Both of the above lines of credit were assumed by UDC Acquisition (see Note 3). The Company has obtained a $250,000 line of credit to fund the operations of Valet. The line bears interest at a rate of 8% per annum and is payable on demand. The line of credit is also with a company owned by a Director of the Company. As of December 31, 2000, $147,500 of availability remained on the line of credit. The line is primarily secured by all of Valet's assets.

(6)  INCOME TAXES:

         At December 31, 2000 and 1999, the Company had a net deferred tax asset of $2,100,000 and $1,200,000. The deferred tax asset is reduced by a valuation allowance of $2,100,000 and $1,200,000, respectively as of December 2000 and 1999. The deferred tax asset is primarily related to the net operating loss carryforward of approximately $5,400,000 and $3,000,000 as of December 31, 2000 and 1999.

         Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforward and the timing of the reversal of other temporary differences. As of December 31, 2000 and 1999, full valuation allowances have been provided against the net deferred tax asset. The primary reconciling item between the statutory Federal income tax rate and the Company's effective rate is the Company's net operating loss for which no tax benefit has been provided for the years ended December 31, 2000 and 1999.


(7)  RELATED PARTY TRANSACTIONS:

         As of December 31, 1999, the Company had advanced $504,567 to TechTron, Inc. ("TechTron"), a company of which most of the outstanding shares of TechTron are owned by Certain Executive Officers of the Company. During 2000 the Company advanced an additional $50,455 to TechTron. The Company has obtained demand promissory notes from TechTron for all of the advances. TechTron has notified the Company that it has received proceeds from settled litigation and intends to repay the Company for advances made by the Company to TechTron. The Company received payments aggregating $200,000 in 2000 from TechTron which were applied towards principal amounts due from TechTron. Repayment of remaining amounts due from TechTron are anticipated in 2001. Most of the notes issued in connection with these advances bear interest at a rate of 8% per annum. All amounts due from TechTron are unsecured and are guaranteed by Certain Executive Officers.

         In 1998 and 1997, respectively, the Company loaned $350,000 and $35,000 to the President of the Company. The President executed promissory notes for these advances which were due and payable in full within one year. In 1999, the Company received $55,000 representing payment of the 1997 loan and partial payment of the 1998 advances. The notes relating to the 1998 advances bear interest at a rate imputed by the Internal Revenue Service for instruments having a maturity of one or more years (4.33% to 5.58%). The Company has extended the term of the notes to be payable prior to December 31, 2002.

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

         Under the terms of the Purchase Agreement, Beth Israel Medical Center applied for approval from the New York State Department of Health (the "NY Approval") to operate the in-center dialysis facility currently operated by UMDC. In February 2001, RRI paid additional amounts aggregating approximately $3,279,000, representing the remainder of the purchase price less the net value of certain current assets retained by UMDC.

         The Company previously loaned monies to, and incurred additional liabilities on behalf of, UMDC and certain of its shareholders, of which approximately $3,452,000 was outstanding as of the date of the First RRI Closing. As of the date of the sale, UMDC owed the Company approximately $1,389,000 in various accrued consulting and service fees. At the time of the First RRI Closing, the Company received approximately $2,665,000 from UMDC. The Company received additional payments aggregating $415,082 in 2000 and $310,000 in 1998 from UMDC subsequent to the First RRI Closing through December 31, 2000. Amounts due from consulting customer as of December 31, 2000 consist of the $1,279,890 payment received subsequent to year end. Accordingly, in 2000 the Company recorded $1,694,972 in additional revenues related to payments from UMDC in 2000 and 2001 not previously recorded as receivables due to realization uncertainties. Such revenues are included in income from discontinued operations.

         In the event of a breach of covenant not to compete, no assurance can be given that Certain Executive Officers will not incur costs, expenses, liabilities or damages which are subject to indemnity by the Company in connection with the RRI Purchase Agreement or any covenant not to compete.

         As of December 31, 2000 and 1999, $81,466 and $109,829, respectively, was payable to Alpha. At December 31, 2000 and 1999, $22,421 and $13,566, respectively, was due from CDBI. All of the outstanding Common Stock of Alpha and CDBI is owned by Certain Executive Officers. The Company had a consulting and services agreement with CDBI which provided for payments of $20,000 per month. Amounts payable to Alpha and due from CDBI are included in accounts payable in the accompanying consolidated balance sheets.

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

         Under the terms of the sale, UDC Acquisition acquired substantially all of the assets and liabilities of United at the time of sale. The sale included net fixed assets of $199,292, a write-off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015. In 2000, the Company recognized a gain related to the sale of $755,764 after UDC Acquisition notified the Company that it had executed a settlement agreement with the former owners from which United originally purchased dry cleaning assets. As of December 31, 2000, the Company had advanced $6,349 to UDC Acquisition, net of repayments. The Company has obtained a demand promissory note for the advances. The note bears interest at a rate of 8% per annum and has been guaranteed by Jeffrey M. Trenk, President of UDC Acquisition.

          Jeffrey M. Trenk currently provides consulting services to the Company's dry cleaning operation and is paid approximately $120,000 per year. On March 21, 2000, the Company awarded 30,000 shares of the Company's common stock, valued at $180,000, as additional compensation to Jeffrey M. Trenk. The Company has recorded $180,000 in general and administrative expenses relating to the issuance of these shares in the accompanying Consolidated Statements of Operations.

(8)  COMMITMENTS:

         EMPLOYMENT AGREEMENTS -- In 1994, the Company entered into compensation agreements with a Director of the Company, the President and the Corporate Medical Director of the Company. The agreements with the Director and President have initial terms of five years and are extended automatically after the first year and thereafter unless such extensions are terminated by the Board of Directors. The Corporate Medical Director's agreement has a term of one year. These agreements provide for minimum aggregate compensation of $661,000 in 2001, $550,000 in 2002, $550,000 in 2003, $550,000 in 2004 and $550,000 in 2005. Each
of the individuals may receive bonuses as determined by the Board of Directors, except the President whose bonus is equal to 10% of the Company's pretax income in excess of the prior year's pretax income, limited to 100% of base salary. There were no bonuses paid for 2000 or 1999. Compensation paid to the Director, President and Corporate Medical Director aggregated $661,000 in 2000 and 1999, respectively.

         LEGAL -- The Company is engaged in certain legal proceedings incidental to its normal course of business activities. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

         BENEFIT PLAN -- The Company maintains a 401(k) profit sharing plan. The Company matches 10% of the employees' contributions up to 6% of base pay. Company contributions were $1,868 and $2,099 in 2000 and 1999, respectively.

         LEASE AGREEMENTS --Rent expense was $184,315 and $325,423 for the years ended December 31, 2000 and 1999, respectively. The decrease of $141,108 is primarily due to the Company's closing and sale of dry cleaning businesses in 1999. Lease commitments for the Company provide for minimum payments aggregating $290,000 in 2001, $287,000 in 2002, $290,000 in 2003, $230,000 in 2004 and $223,000 in 2005.

(9) STOCKHOLDERS' EQUITY:

         During 2000, the Company granted fully vested warrants to purchase up to 25,000 and 50,000 shares of its common stock to consultants for past services at exercise prices of $3.00 and $3.50, respectively. The warrants have an estimated value of $267,885 based on the Black-Scholes option pricing model and such amount has been expensed in the accompanying Consolidated Statements of Operations.

         During 2000, the Company granted a fully vested warrant to purchase up to an aggregate of 100,000 shares of its common stock to a company in which a Company Director is an owner at an exercise price of $2.00. The warrant has an estimated value of $73,482 based on the Black-Scholes option pricing model and such amount has been expensed in the accompanying Consolidated Statements of Operations.

         During 2000, the Company granted warrants to purchase up to an aggregate of 330,000 shares of its common stock to the Company's newly formed board of advisors. In December 2000, the Company decided to terminate the board of advisors. As a result, non-vested warrants to purchase 242,500 shares of the Company's common stock were canceled. The 87,500 vested warrants have exercise prices ranging from $4.00 to $4.50 and have been valued at $317,047 utilizing the Black-Scholes option pricing model and such amount has been expensed in the accompanying Consolidated Statement of Operations. The Company has marked to market the value of the warrants at December 31, 2000.

         Warrants to purchase 77,893 shares of the Company's common stock were exercised in 2000.

         During 2000, the Company issued 181,485 shares of its common stock in connection with the cashless exercise of stock options. The Company recorded $1,108,500 in stock-based compensation expense relating to the issuance of shares relating to the cashless exercise of stock options in the accompanying Consolidated Statement of Operations.

         On August 21, 2000, the Company sold to Lazar & Company I.G., LLC ("Lazar"), a New York limited liability company, 200,000 shares of the Company's common stock and a warrant to purchase 6,800,000 additional shares of the Company's common stock at an exercise price of $3.00 per share, (the "Warrant"). The warrants vest in five portions based upon targets relating to the market capitalization of the Company. As of December 31, 2000, the first portion of shares purchasable under the warrant, representing 850,000 shares, were exercisable based upon the first targeted market capitalization of the Company being achieved.

         The purchase price for the 200,000 shares of common stock was $750,000, or $3.75 per share, which was the fair market value of the stock on the date the agreement was executed. The purchase price for the warrant was $350,000, for an aggregate purchase price of $1,100,000 (the "Purchase Price"). Lazar paid the Company $50,000 in cash, and delivered a $1,050,000 secured recourse promissory note (the "Note") with an interest rate of 7% per annum as payment of the Purchase Price. The Note is included in stockholders' equity as a subscription receivable as of December 31, 2000.

         On December 5, 2000, the Company entered into an agreement whereby the Company obtained the right under certain circumstances to purchase from Lazar portions of the Warrant. The purchase price would be paid by the Company by a reduction of the unpaid principal amount due from Lazar pursuant to the Note. The Company's right to purchase portions of the Warrant extends for a period of 180 days from the date of the agreement. In the event the Company is able to fully exercise its purchase rights, the Company would be entitled to purchase an aggregate of 5,950,000 shares under the Warrant at an aggregate exercise price of $204,167. In 2001, the Company exercised its available purchase rights and purchased 3,000,000 shares under the Warrant pursuant to the agreement at an exercise price of $102,941.

         The Company issued warrants to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $3.00 per share to Certain Executive Officers. The rights to purchase the shares vest in five portions based upon targets relating to the market capitalization of the Company. As of December 31, 2000, the first portion of shares purchasable under the warrant, representing 168,750 shares, were exercisable based upon the first targeted market capitalization of the Company being achieved. The Company recorded a compensation charge of $1,012,500 in 2000 relating to the vested portion of the Warrants.

Outstanding common stock purchase warrants are summarized as follows:

                             NUMBER
    RANGE OF               OUTSTANDING       WEIGHTED AVERAGE   WEIGHTED AVERAGE
  EXERCISE PRICES          AT 12/31/00        REMAINING LIFE     EXERCISE PRICE
  ------------------------------------------------------------------------------

  $ 2.00   -   $ 2.63         155,000            2.6                 $ 2.30
  $ 3.00   -   $ 4.50       8,462,500            2.9                   3.02
  --------------------      ---------            ---                 ------
  $ 2.00   -   $ 4.50       8,617,500            2.9                 $ 3.01

     The Company adopted the 1994 Long-Term Incentive Award Plan under which shares of the Company's common stock as well as incentive and non-qualified stock options to purchase the Company's common stock and stock appreciation rights may be awarded or granted to senior executives. The Company has reserved 300,000 shares of its common stock for this plan. The plan terminates in 2004.

     The Company adopted a Directors' Stock Option Plan under which each non-employee director will annually receive non-qualified stock options to purchase 10,000 shares of the Company's common stock, which commenced July 1, 1994. The exercise price of the options will be the fair market value of the Company's common stock at the date of grant. The Company has reserved 200,000 shares of its common stock for this plan.

         In 1997, the Board of Directors of the Company adopted the 1997 Equity Incentive Plan, a broad-based employee equity incentive plan. The Board of Directors reserved 1,250,000 shares of the Company's common stock for this plan.

         In 2000, the Board of Directors of the Company adopted the 2000 Incentive Compensation Plan, a broad-based employee equity incentive plan. The Board of Directors reserved 3,500,000 shares of the Company's common stock for the plan.

         In 1999, the Board of Directors of the Company awarded 30,000 shares of common stock to a non-employee Director of the Company. The Company recorded $70,500 in expense related to this award in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. The Director was also granted options to acquire an additional 20,000 shares of the Company's common stock at $2.06 per share,the fair value of the Company's common stock as of the date of grant.

           On April 26, 1999, the Company granted warrants to purchase up to an aggregate of 75,000 shares of its common stock to a financial services provider at an exercise price of $2.625. The Company recorded $50,000, the estimated fair value of the warrants in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

     Stock option activity under all plans is as follows:
                                                            WEIGHTED    WEIGHTED
                                                            AVERAGE      AVERAGE
                                                            EXERCISE     FAIR
                                              NUMBER         PRICE       VALUE



Options outstanding December 31, 1998
     (1,426,100 exercisable)                  1,426,100      1.81
     Granted                                     77,250      2.78         1.91
                                              -----------
Options outstanding December 31, 1999
     (1,493,350 exercisable)                  1,503,350      1.86
     Granted                                   550,000       6.58         2.84
     Exercised                                (237,250)      1.91
     Canceled                                 (365,000)      8.23
                                              --------
Options outstanding December 31, 2000
     ( 1,371,100 exercisable)                 1,451,100      2.04
                                              =========


  RANGE OF              NUMBER OUTSTANDING      WEIGHTED AVERAGE       WEIGHTED AVERAGE
  EXERCISE PRICES          AT 12/31/00           REMAINING LIFE        EXERCISE PRICE
  ---------------          -----------           --------------        --------------
  $1.00-$1.50                605,000                  7.1                  $1.39
  $1.75-$2.50                606,100                  6.0                   1.93
  $3.50-$5.88                240,000                  5.3                   3.98
                            --------                --------              --------
                           1,451,100                  6.3                  $2.04
                           =========


         In accordance with SFAS No. 123, "Accounting for Stock Based Compensation", for disclosure purposes the fair market value of option grants is estimated on the date of grant using the Black-Scholes options-pricing model for pro forma purposes with the following assumptions used for grants in 2000 and 1999: dividend yield of 0%, risk-free interest rate of approximately 6% and expected option life of 10 years. Expected volatility was assumed to be approximately 104% and 57% in 2000 and 1999, respectively. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

                                              2000                 1999
                                              ----                -----
Net loss as reported ..............        $(2,440,316)         $(2,883,558)
Net loss adjusted .................        $(2,853,458)         $(3,011,537)
                                           ===========          ===========
Adjusted net loss per share .......        $      (.78)         $      (.92)
                                           ===========          ===========


         This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years if additional options are granted and amortized ratably over the vesting period.

(10) INVESTMENTS IN INFORMATION TECHNOLOGY BUSINESSES

         On March 22, 2000, the Company formed a strategic alliance with Alliant Technologies, Inc. ("Alliant"). Alliant is a provider of Internet technology solutions for businesses that offer a complete range of services, including strategic business consulting, e-commerce application development, business process engineering and infrastructure engineering. On July 18, 2000, the Company announced the reorganization and reorientation strategy of the Company to focus on investing in and acquiring information technology businesses namely, software solutions and web-based call centers, with particular emphasis on such businesses located in India.

         On August 31, 2000, the Company purchased a 2% equity interest in Technology Keiretsu, LLC ("TK"), Alliant's parent company. The purchase price for the Company's interest was $250,000 cash and 66,666 shares of the Company's common stock valued at $583,327, or $8.75 per share, which was the fair market value of the stock on the date the transaction was consummated. Under the terms of the Agreement, the Company is entitled to purchase an additional 1% equity in TK subject to certain conditions. On September 29, 2000, the Company executed an Exchange Agreement whereby the Company exchanged its 25% interest in Little Universe, LLC ("LU") acquired from Alliant in April 2000 for $250,000, for an additional 1% equity interest in TK. Prior to the exchange, the Company had recorded $18,076 in loss related to their equity portion of LU's loss. The investment in TK is carried at cost.

         On September 1, 2000, the Company purchased a 4% equity interest in SupportScape, Inc. for $250,000 in cash. SupportScape is a web resource which provides real time customer support to e-businesses through personalized mail response service to customers through online query forms and e-mails as well as through live one-to-one chat. This investment is carried at cost.

(11) FAILED MERGER:

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

     As of the date of termination, the Company had loaned a total of $1,027,000 to TelaLink and its affiliates to provide working capital pursuant to promissory notes. The notes bore interest at a rate of 12% per annum and were due and payable on April 30, 2000.
                                      F-18

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

     At a settlement closing on January 19, 2000, the Company received $1,463,800 and subsequent payment of $1,538 pursuant to the terms of an Inter-Party Agreement by and among the Company, Quorum Communications, Inc., TelaLink, Country Road Communications, Inc. ("Country Road"), Prudential Insurance Company of America and various other third parties. Under the terms of the agreement, the Company sold its interest in the various TelaLink notes totaling $1,027,000 to Country Road for a purchase price of up to $1,100,000 of which $500,000 was paid at closing and the balance paid in the form of a promissory note. The note bears interest at a rate of 6.5% per annum and matures January 19, 2005. Interest is due and payable in annual installments on January 19, 2001 and on each anniversary thereafter up to and including the maturity date. Country Road has the right to prepay the note. If Country Road makes aggregate payments equal to $500,000 plus accrued and unpaid interest thereon prior to the second anniversary of the note date, then the obligation will be deemed satisfied in full. Under certain conditions, Country Road may be required to prepay a principal amount of $500,000 plus accrued and unpaid interest.

     At the settlement closing, the Company also received reimbursement of the $915,000 PTTC deposit plus accrued interest of $50,338 in exchange for the company assigning all of its rights and obligations under the PTTC Stock Purchase Agreement.

     In connection with the settlement closing and as part of a separate settlement agreement, the Company became obligated at the time of closing to issue 100,000 shares of the Company's common stock to a third party equity investor of TelaLink Network, Ltd. in exchange for the release of any and all claims and liens that it may have the right to assert against TelaLink and the Company. Such shares were issued in 2000 and valued at $325,000, the fair market value. This amount is included in costs of failed acquisition in 2000.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TECHSYS, INC.

Date: April 2, 2001                           By:    /S/STEVEN L. TRENK
                                                     ------------------
                                                     Steven L. Trenk, Chairman

         In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         SIGNATURE                  CAPACITY IN WHICH SIGNED         DATE
         ---------                  ------------------------         ----

/S/      STEVEN L. TRENK            Chairman and President       April 2, 2001
- ------------------------
Steven L. Trenk                     (Principal Executive
                                    Officer) Chief Operating
                                    Officer Director

/S/     MARTIN G. JACOBS, M.D.      Corporate Medical            April 2, 2001
- ------------------------------      Director & Director
Martin G. Jacobs, M.D.


/S/      ALVIN S. TRENK             Director                     April 2, 2001
- -----------------------
Alvin S. Trenk

/S/      STANLEY B. AMSTERDAM       Director                     April 2, 2001
- -----------------------------
Stanley B. Amsterdam


/S/      JEFFREY B. MENDELL         Director                     April 2, 2001
- ---------------------------
Jeffrey Mendell


/S/      MARK N. RAAB               Chief Financial Officer      April 2, 2001
- ---------------------
Mark N. Raab                        (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
- ------                          -----------

* 3.1 Certificate of Incorporation, together with Certificate of Amendment of Company.

* 3.2     By-Laws of Registrant.

* 4.1     Specimen Form of Common Stock Certificate.

* 4.2     Specimen Form of Warrant.

* 4.3     Form of Warrant Agreement.

* 10.2 Medical Director Agreement between Continental Choice Care, Inc. and Martin G. Jacobs, M.D. Dated March 1, 1994.

* 10.3 Agreement dated December 31, 1993, by and among Alvin S. Trenk, Steven L. Trenk, Martin G. Jacobs, M.D., Alpha Administration Corp. And Continental Dialysis, Inc.

* 10.4 Guaranty made as of December 31, 1993 by and among Alvin S. Trenk, Steven L. Trenk and Martin G. Jacobs, M.D. in favor of Continental Dialysis, Inc.

* 10.5 Assumption of Guaranty Agreement dated as of December 31, 1993 by and among Alvin S. Trenk, Steven L. Trenk, Martin G. Jacobs, M.D.
          and Continental Dialysis, Inc.

* 10.6 Promissory Note of Alpha Administration Corp. Dated April 24, 1994 in the principal amount of $300,000 payable to Continental
          Dialysis, Inc.

* 10.7 Letter proposal dated May 8, 1992 from Continental Dialysis, Inc., signed by Steven L. Trenk to Thomas D. Farrell, Supervisor of the Health Services Unit of the New Jersey State
          Department of Corrections.

* 10.8    Letter proposal dated October 4, 1993 from Steven L. Trenk to Thomas
          D. Farrell, Supervisor of the New Jersey State Department of Corrections Health Services Unit.

* 10.9    Form of Transfer and Affiliation Agreement.

*10.10    Form of Alternate Care Facility Dialysis Agreement.

*10.11    Form of Provider Agreement.

*10.12    Provider Agreement between LDL Med Corp. And Elois Rogers-Phillips,
           M.D., P.A. dated May 1, 1993.

*10.13    Form of Continental Dialysis Acute Care Agreement.



                                       E-1
                                      F-21

 .10.14    Consulting Agreement between Continental Choice Care, Inc. and Trenk
          Enterprises, Inc. dated April 1, 1994.

 .10.15    Employment Agreement between Continental Choice Care, Inc. and Steven
          L. Trenk dated April 1, 1994.

 .10.16    Employment Agreement between LDL Med Corp. and Darlene Domenick dated
          March 1, 1994.

*10.17 Office Lease Agreement between Riveredge Plaza Associates and Continental Dialysis, Inc. for the lease of premises located at 25-B Vreeland Road, Florham Park, Morris County, New Jersey.

*10.18 First Amendment to Lease Agreement between Metropolitan Life Insurance Company and Continental Dialysis, Inc. for the lease of premises located at 25-B Vreeland Road, Florham Park, New Jersey.

*10.19 Agreement of Sub-Lease among Courthouse Convalescence Center, Inc., Courthouse Dialysis Center, Inc. and Continental Dialysis, Inc. as guarantor for Tenant dated February 1, 1992.

*10.20 Equipment Purchase Agreement between Baxter Health Care Corp. and Continental Dialysis, Inc.

*10.21 Equipment Lease Agreement and Purchase Option with Macrolease International Corporation.

*10.22 Maintenance Agreement between Baxter Health Care Corp. and Continental Dialysis, Inc. dated August 1, 1993.

*10.23 Nationwide Life Insurance Company Salary Deferral (401k) and Savings Prototype Profit Sharing Plan and Trust, Plan No. 001, Standardized-- Integrated and Non-Integrated.

*10.24    Continental Choice Care, Inc. 1994 Long-Term Incentive Award Plan.

*10.25    Continental Choice Care, Inc. Directors' Stock Option Plan.

*10.26 Midlantic National Bank Continuing Unlimited Guaranty by Continental Choice Care, Inc. and Choice Care, Inc. on behalf of Choice Care Infusion Services, Inc. and LDL Med Corp.

*10.27 Neuman Wholesale Drug Company line of credit dated December 19, 1990 extended to LDL Med. Corp.

*10.28 Administrative and Service Agreement for Home Based Peritoneal Dialysis dated as of May 1, 1999 between Continental Choice Care, Inc. and National Nephrology Foundation, Inc.

*10.29 Consulting and Service Agreement dated December 29, 1993 between Continental Choice Care, Inc. and Alpha Administration Corp.

*10.30 Consulting and Service Agreement dated December 3, 1993 between Alpha Administration Corp. and National Nephrology Foundation, Inc.

                               E-2
                              F-22

*10.31 Consulting and Service Agreement made as of December 29, 1993 by and between Continental Choice Care, Inc. and Continental Dialysis of the Bronx, Inc.

*10.32 Amended and Restated Option Agreement and exhibit A dated December 13, 1993 between Alpha Administration Corp. and National Nephrology Foundation, Inc.

*10.33 Agreement dated December 29, 1993 between Continental Choice Care, Inc. and Alpha Administration Corp.

*10.34 Consent to Employment of Employees of National Nephrology Foundation, Inc. by Alpha Administration Corp. dated December 13, 1993.

*10.35 Related Agreement dated December 13, 1993 between Alpha Administration Corp. and National Nephrology Foundation, Inc.

*10.36    Acquisition Agreement by and among the Company, Alvin S. Trenk, Steven
          L. Trenk and Martin G. Jacobs, M.D. dated December 29, 1994.

*10.37 Agreement dated May 16, 1994 among the Company, Jonathan Lorch, M.D. and Stanley Cortell, M.D.

 .10.38    Agreement dated September 4, 1994 by and between the Company and Jeff
          Ellentuck, Esq.

*10.39 Store Lease Agreement between 233rd St. Partnership, L. P. and Continental Dialysis of the Bronx, Inc. and accompanying Guaranty of the Company for the lease of premises located at 170 West 33rd Street, Bronx, New York.

*10.40 Form of Guaranty made as of December 31, 1994 by and among Alvin S Trenk, Steven L. Trenk, and Martin G. Jacobs, M.D. in favor of Continental Dialysis, Inc.

*10.41 Promissory Note of Alpha Administration Corp. dated December 31, 1994 in the principal amount of $265,000 payable to Continental Dialysis, Inc.

 ..10.42   Form of Agreement and Plan of Merger dated April 26, 1995 by and between the Company and International Nursing Services, Inc.

@@10.43 Asset Purchase Agreement dated February 21, 1996 among Renal Treatment Centers - New Jersey, Inc., RTC Supply, Inc., Courthouse Dialysis, Inc. and Continental Dialysis, Inc.

- --10.44   Asset Purchase Agreement dated February 12, 1997, by and among the
          Company, Continental Dialysis, Inc., Choice Care, Inc., CDBI, Choice Staffing, Inc., Dialysis Staffing, Inc., Choice Care Infusion Services, Inc. (Delaware), Choice Care Infusion Services, Inc. (New
          York), Alpha, UMDC and IHS, with attached Acknowledgments. Exhibits omitted.

@10.47 Purchase Agreement dated as of June 7, 2000 by and between Continental Choice Care, Inc. and Lazar & Company I.G., LLC (1)

@10.48 Common Stock Purchase Warrant Certificate dated August 21, 2000 issued by Continental Choice Care, Inc. to Lazar & Company I.G., LLC (1)

@10.51 Common Stock Purchase Warrant Certificate dated August 21, 2000 issued by Continental Choice Care, Inc. to Alvin S. Trenk (1)

                               E-3
                              F-23

@10.52 Common Stock Purchase Warrant Certificate dated August 21, 2000, issued by Continental Choice Care, Inc. to Steven L. Trenk (1)

@10.53 Common Stock Purchase Warrant Certificate dated August 21, 2000, issued by Continental Choice Care, Inc. to Martin G. Jacobs, M.D. (1)

@10.54 Purchase Agreement dated as of August 31, 2000 by and between TechSys, Inc. and Technology Keiretsu, LLC (2)

@10.55 Warrant to purchase 30,000 shares of Common Stock issued to Ryan, Beck & Co., Inc.

@10.56 Warrant to purchase 3,750 shares of Common Stock issued to Ryan, Beck & Co., Inc.

@10.57    Warrant to purchase 20,625 shares of Common Stock issued to Randy F.
          Rock

@10.58    Warrant to purchase 20,625 shares of Common Stock issued to Michael
          J. Kollender

@10.59 Warrant to purchase 10,000 shares of Common Stock issued to Ryan, Beck & Co., Inc.

@10.60 Warrant to purchase 1,250 shares of Common Stock issued to Ryan, Beck & Co., Inc.

@10.61    Warrant to purchase 6,875 shares of Common Stock issued to Randy F.
          Rock.

@10.62 Warrant to purchase 6,875 shares of Common Stock issued to Michael J. Kollender

@10.63 Replacement Warrant Agreement dated October 3, 1996 between the Company and Josephthal & Co., Inc.

@10.64 Replacement Warrant Agreement dated October 3, 1996 between the Company and Randy F. Rock.

@10.65    Warrant Agreement dated October 3, 1996 between the Company and John
          E. D'Elisa.

@10.66    Warrant Agreement dated October 3, 1996 between the Company and Mark
          E. Brefka.

@10.67 Warrant Agreement dated October 3, 1996 between the Company and Jerald Belofskey.

@10.68 Warrant to purchase 50,000 shares of Common Stock issued to Alliant Technologies, LLC.

@10.69 Warrant to purchase 100,000 shares of Common Stock issued to Holding Capital Management, LLC

@10.70 Warrant to purchase 50,000 shares of Common Stock issued to The Equity Group, Inc.

&10.70 Employment Agreement dated as of September 5, 2000 by and between TechSys, Inc. and H. William Gordon (incorporated by reference to the Company's current Report on Form 8-K filed on September 22,
          2000).

- -10.71    Office Lease Agreement between G. S. 505 Park, LLC and
          Continental Choice Care, Inc. for the lease of premises located at 505 Park Avenue, New York, New York.

- -10.72    Agreement dated September 21, 2000 between TechSys, Inc. and Ryan
          Beck.


                              E-4
                             F-24

- -10.73    Agreement dated September 21, 2000 among TechSys, Inc., Josephthal,
          Lyon & Ross, Inc., Randy F. Rock, Mark E. Brefka, Jerald Belofskey and John E. D'Elise.

+10.74    TechSys, Inc. 2000 Incentive Compensation Plan.

**10.75 The Inter-Party Agreement among the Company, Quorum Communications, Inc., TelaLink Network, Ltd., Country Road Communications, Inc., The Prudential Insurance Company of America and various other third parties, dated January 19, 2000.

10.76 The Right to Purchase Warrant Agreement between the Company and Lazar & Company I.G., LLC dated December 5, 2000 is included in this report beginning on page 1 of the Exhibits.

23.1      Consent of Arthur Andersen LLP dated April 2, 2001.


* Filed with the Company's Registration Statement on Form SB-2 (Registration No. 33-78288)

*    Filed with the Company's Report on Form 8-K filed October 3, 1994.

 .    Management contract or compensatory plan or arrangement.

* Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 ..   Filed with the Company's Report on Form 8-K filed May 4, 1995.

@@   Filed with the Company's Report on Form 8-K filed February 27, 1996.

- --   Filed with the Company's Report on Form 8-K filed February 28, 1997.

- -    Filed with the Company's Report on Form 10QSB/A filed December 7, 2000.

+ Filed with the Company's Registration Statement on Form 8-K on October 11, 2000. (Registration No. 333-47756) as Exhibit 10.72.

@ Filed with the Company's Registration Statement on Form S-3 on September 8, 2000 (Registration No. 333-45492)

** Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as Exhibit 10.0

++   Filed with the Company's Report on Form 8-K filed February 19, 1999.



                                       E-5
                                      F-25