Form 10KSB/A
period 2000-12-31
TECHSYS INC
filed 2001-05-04
CIK 922488

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                         (AMENDING PART III, ITEMS 9-13)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000          COMMISSION FILE NO. 0-24542

                                  TECHSYS, INC.
                 (Name of small business issuer in its charter)

           NEW JERSEY                                     22-3276736
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                      Identification No.)

         147 COLUMBIA TURNPIKE
        FLORHAM PARK, NEW JERSEY                               07932
(Address of principal executive offices)                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973) 236-1919

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS

                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-KSB or any amendments to this Form 10-KSB X

As of March 12, 2001, 3,923,544 shares of Common Stock were outstanding, and the aggregate market value of shares held by unaffiliated stockholders was approximately $2,938,053.

                       DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-KSB/A amends the Form 10-KSB filed by the Registrant with the Securities and Exchange Commission on April 2, 2001 ("Registrant's Form 10-KSB"). Items 9, 10, 11, 12 and 13 of Part III of Registrant's Form 10-KSB were incorporated by reference to the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Commission by April 30, 2001. The definitive Proxy Statement will not be filed with the Commission by April 30, 2001. Accordingly, Registrant is filing this amendment to Registrant's Form 10-KSB to provide the information required by Items 9, 10, 11, 12 and 13 of Part III of Form 10-KSB.
================================================================================

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

NAME                        AGE      POSITION WITH THE COMPANY        DIRECTOR
                                                                        SINCE
--------------------------------------------------------------------------------
Alvin S. Trenk              71       Class III Director                  1993
                                     Chairman of Executive
                                     Committee




Steven L. Trenk             47       Chairman
                                     Class II Director
                                     President                           1993
                                     Chief Operating Officer


Martin G. Jacobs,  M.D.     71       Corporate Medical                   1993
                                     Director
                                     Class I Director




Jeffrey B. Mendell          47       Class III Director                  1994


Stanley B. Amsterdam        71       Class I Director                    1998




Mark N. Raab                37       Chief Financial Officer
                                     Secretary
                                     Treasurer
                                     Controller

         Alvin S. Trenk, a founder of the Company and TechTron, Inc., has served as a director of the Company and of each of the Company's current subsidiaries since formation, as Chief Executive Officer and Chairman of the Company and each of the Company's current subsidiaries until September 2000, and as Chairman of the Executive Committee since September 2000. In addition, Mr. A. Trenk is an officer and director of various corporations engaged in the ownership and development of real property and the operation of helicopter landing facilities, helicopter charter, air taxi, sightseeing and tour operations. Mr. Trenk is also a founding principal of Holding Capital Group, a 20 year old merchant banking firm based in New York City. Mr. A. Trenk is the father of Steven L. Trenk, the Company's Chairman, President and Chief Operating Officer, and the brother-in-law of Martin G. Jacobs, M.D., the Company's Corporate Medical Director.

         Steven L. Trenk, a founder of the Company, has served as the President of the Company and each of the Company's subsidiaries, other than Renal Management, Inc. ("RMI"), since October 1991, and Chairman of the Company since September 2000. Mr. S. Trenk has served as Vice President for Business Development of TechTron from 1987 through October 1991 and, since December 1993, has served as the President of Alpha. Mr. S. Trenk served as Vice Chairman of RMI, a majority-owned subsidiary of the Company, until its sale in 1998. Mr. S. Trenk is the Treasurer of UMDC and also serves as the Vice President of Orange Y Associates, Inc. a real estate development company. Mr. S. Trenk is the son of Mr. A. Trenk and the nephew of Dr. Jacobs.

         Martin G. Jacobs, M.D., a founder of the Company, is a physician engaged in the treatment of renal disease and hypertension. Dr. Jacobs is President of Nephrological Associates, P.A., which he founded in 1964. Dr. Jacobs has served as the Corporate Medical Director for the Company and for TechTron since formation. Dr. Jacobs is the brother-in-law of Mr. A. Trenk and the uncle of Mr. S. Trenk.


         Jeffrey B. Mendell is the Chairman of the Board of Directors and Chief Executive Officer of JBM Realty Capital Corp. through which he acts as principal in the acquisition and development of commerical real estate. He was the President of National Realty & Development Corp., a privately-held corporation which owns and manages commercial real estate, from May 1992 to August 1996. Mr. Mendell also participates in various other business ventures.


         Stanley B. Amsterdam was the Product Manager for the elastic fabrics division of Guilford Mills, Inc., a Fortune 500 company based in New York and listed on the American Stock Exchange, a position he held for approximately 20 years. Guilford is one of the world's largest manufacturers of elasticized fabrics to the automotive and apparel industries. Mr. Amsterdam was instrumental in the design and development of these and similar products during his tenure at Guilford and at prior companies. Mr. Amsterdam spent his career as a leading sales and marketing executive responsible for development and oversight of national and international sales programs.


         Mark N. Raab joined the Company in 1995, was appointed Controller in 1997, Chief Financial Officer and Treasurer in 1998, and Secretary in 1999. From 1987 until joining the Company, Mr. Raab worked in the banking industry in various positions, the last being Accounting Manager, the position he held with First Fidelity Bank N.A. Mr. Raab holds a Bachelor's degree in Business Administration.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors, executive officers, and shareholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (the "Reporting Persons") to file initial reports of ownership and reports of changes in ownership with respect to the Company's equity securities with the Securities and Exchange Commission (the "SEC"). All Reporting Persons are required by SEC regulation to furnish the Company with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based on a review of these filings, the Company believes that all required filings were timely made.



ITEM 10. EXECUTIVE COMPENSATION



         The following table sets forth certain information for all persons serving as Chief Executive Officer of TechSys in the last fiscal year and the other most highly compensated executive officers of TechSys (together, the "Named Executive Officers") for services rendered in all capacities during the three fiscal years ended December 31, 2000, 1999, and 1998:



                         SUMMARY COMPENSATION TABLE (1)


                                                                     Long-Term
                                        Annual Compensation         Compensation
                               -------------------------------------


                                                                    Common Stock
                                                                     Underlying
                                                                    Options/SARs
                                                                    ------------



Name and Principal Position     Fiscal Year     Salary          Bonus
---------------------------     -----------     ------          -----

                                                  $              $
Alvin S. Trenk                      2000      300,000(2)        --      56,250
Director and Chairman of            1999      300,000(2)        --        --
Executive Committee                 1998      300,000(2)        --     150,000

Steven L. Trenk                     2000         250,000        --      56,250
Chairman, President and             1999         250,000        --        --
Chief Operating Officer             1998         189,615        --     150,000

Martin G. Jacobs, M.D.              2000         111,000        --      56,250
Corporate Medical Director          1999         111,000        --        --
                                    1998         115,269        --     150,000

H. William Gordon(3)                2000          97,500      75,000      --
Chief Executive Officer             1999              --                  --
                                    1998              --        --        --



(1) See "Certain Relationships and Related Transactions" for additional information with respect to benefits received by certain members of management of TechSys.

(2)  Paid to TEI. See "Compensation Arrangements."

(3) As of December 20, 2000, Mr. Gordon was no longer an officer or employee of the Company. In connection with the termination of the employment of Mr. Gordon, the Company has made a demand for the repayment of bonus amounts paid to him in connection with his employment agreement.

              AGGREGATED OPTION/SAR EXERCISES AND LAST FISCAL YEAR

                      AND FISCAL YEAR-END OPTION/SAR VALUES



         The following table summarizes for each of the Named Executive Officers the number of stock options, if any, exercised during the fiscal year ended December 31, 2000, the aggregate dollar value realized upon exercise, the total number of securities underlying unexercised options, if any, held at December 31, 2000 and the aggregate dollar value of in-the-money unexercised options, if any, held at December 31, 2000. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise or base price of the option. Value of unexercised, in-the-money options at fiscal year-end is the difference between the exercise or base price and the fair market value of the underlying stock on December 31, 2000. The last sale price of the Common Stock on December 31, 2000 was $1.1875. The values in the column "Value of Unexercised In-The-Money Options/SARs at FY-End and Interim Period End" have not been, and may never be, realized. The underlying options have not been, and may not be, exercised, and actual gains, if any, on exercise will depend upon the value of the underlying stock on the date of exercise.



         No options were exercised by the named executive officers during the 2000 fiscal year. The following table sets forth information regarding the value of unexercised options held by the Named Executive Officers of the Company.



                   NUMBER OF SECURITIES UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED

                                 OPTIONS/SARS AT               IN-THE-MONEY OPTIONS/SARS AT

                          FY-END AND INTERIM PERIOD END (1)   FY-END AND INTERIM PERIOD END (1)
                          ---------------------------------   ---------------------------------

NAME                          EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                          -----------    -------------    -----------     -------------



Alvin S. Trenk                 356,250         393,750         $     0         $     0

Steven L. Trenk                381,250         393,750           1,438               0

Martin G. Jacobs               381,250         393,750           1,531               0

H. William Gordon(2)              --              --              --              --



(1)  Securities represent shares of Common Stock underlying options.

(2) All options issued to Mr. Gordon were canceled upon the termination of his employment in December 2000.



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               (INDIVIDUAL GRANTS)



                      NUMBER OF

                      SECURITIES     % OF TOTAL

                      UNDERLYING    OPTIONS/SARS

                     OPTIONS/SARS      GRANTED TO    EXERCISE OR BASE   EXPIRATION

NAME                  GRANTED (1)      EMPLOYEES       PRICE ($/SH)         DATE
------------------------------------------------------------------------------------

Alvin S. Trenk           450,000           24 %           $   3.00        8/21/2005

Steven L. Trenk          450,000           24 %               3.00        8/21/2005

Martin G. Jacobs         450,000           24 %               3.00        8/21/2005

H. William Gordon(2)        --             --              --                  --



(1)  Securities represent shares of Common Stock underlying options.

(2) All options issued to Mr. Gordon were canceled upon the termination of his employment in December 2000.



REPORT ON REPRICING OF OPTIONS



         In February 1996, the Board of Directors of the Company, on the recommendation of the Compensation Committee, adopted a stock option plan (the Contingent Plan") substantially similar to the 1997 Plan and granted certain options thereunder. The Board of Directors conditioned the effectiveness of the Contingent Plan on approval by the shareholders of the Company within twelve months after adoption.

         At the time of the adoption of the Contingent Plan, the Board of Directors granted options under the 1994 Plan to officers of the Company and granted options, subject to shareholder approval, to officers, directors and substantially all employees of the Company under the Contingent Plan. Options were granted to employees generally to reward them for the services they had performed for the Company in connection with the prior operations of the Company, the efforts they expended at the time of the Company's reorganization and initial public offering, and as a future incentive to the employees. Options were granted under the 1994 Plan and the Contingent Plan to officers and directors of the Company for substantially the same reasons that options were granted to employees generally and, in addition, to reward certain of those officers and directors for voluntarily decreasing their pay for the benefit of the Company and for undertaking obligations under various guarantees on behalf of the Company. The Contingent Plan was not approved by the shareholders within twelve months of approval by the Board of Directors. Accordingly, in February 1997, the Board of Directors adopted the 1997 Plan. At the time of adoption of the 1997 Plan, the Board of Directors granted options to substantially all officers, directors and employees to whom options were granted under the Contingent Plan at the then current fair market value for substantially the same reasons for which the grants were originally made under the Contingent Plan. In addition, the Board of Directors believed that those officers who had received grants in 1996 under the 1994 Plan should be accorded the same reduction in exercise price as those officers, directors and employees who were conditionally granted options under the Contingent Plan. As a result, at the time of the adoption of the 1997 Plan, the Board of Directors also repriced all options previously granted under the 1994 Plan, which options were not exercisable on or before the sixth month following the repricing.



REPORT OF AUDIT COMMITTEE


         The Audit Committee of the Board of Directors is comprised of two independent directors, Jeffrey B. Mendell, the Chairman of the Audit Committee, and Stanley B. Amsterdam. Consistent with Nasdaq rules applicable to Small Business Issuers, effective June 1, 2001, the Audit Committee will consist of two independent directors. Its primary function is to oversee the Company's system of internal controls, financial reporting practices and audit function to ensure their quality, integrity and objectivity. The Board of Directors has adopted and approved a written charter for the Audit Committee.


         In 2000, the Audit Committee reviewed the overall audit scope, plans and results of the audit engagement. The Committee met with the independent auditors to discuss the year's audit. The Committee reviewed and discussed the Company's annual financial statements with management before issuance.


         The Audit Committee has discussed with the independent auditors the matters required to be discussed by SAS 61, Communication with Audit Committees, of the Auditing Standards Board of the American Institute of Certified Public Accountants, to the extent applicable. The Audit Committee has received and reviewed the written disclosures and confirmation from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committee, of the Independence Standards Board, and has discussed with the auditors the auditors' independence.


         Based on the foregoing review and discussions, and in reliance on
Section 14A:6-14(2) of the New Jersey Business Corporation Act permitting reliance on the reports prepared by an independent public accountant or firm of such accountants, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.




                                                 Audit Committee


                                                 Jeffrey B. Mendell, Chairman
                                                 Stanley B. Amsterdam

DIRECTOR COMPENSATION


         The non-employee directors of the Company receive compensation of $1,000 per meeting of the Board of Directors attended and $500 for each meeting of a committee of the Board of Directors which they attend as a committee member. Directors are entitled to participate in the Directors' Plan and certain directors received options to acquire Common Stock pursuant to the 2000 and 1997 Plans. See "Compensation Plans."


COMPENSATION ARRANGEMENTS


EMPLOYMENT AGREEMENTS


         The Company entered into a consulting agreement with TEI dated as of April 1, 1994 (the "TEI Agreement"). TEI is wholly-owned by Alvin S. Trenk. Under the terms of the TEI Agreement, TEI agreed to make Mr. A. Trenk available to serve as the Chairman of the Board of Directors and Chief Executive Officer and director of any of the subsidiaries of the Company, and to serve as a shareholder, officer and director of any entity to which the Company provides services, equipment and supplies. Mr. A. Trenk is required to perform up to 750 hours of service per year. The TEI Agreement provides for payments by the Company to TEI of a fee of $300,000 per year plus such cash bonuses as may be determined by the Board of Directors. The TEI Agreement has an initial term of five years which automatically renews for an additional year on every anniversary date unless such renewal is terminated by the Board of Directors in writing not less than 90 days prior to the anniversary date or unless the TEI Agreement is otherwise terminated pursuant to its terms. The Company has agreed to permit the employees of TEI to participate in employee benefit plans established for senior management of the Company. The Company has also agreed to make payments, not in excess of $1,500 per month, for an automobile for Mr. A. Trenk's use, to pay for $1,000,000 of term life insurance for Mr. A. Trenk, the beneficiary of which will be the Company, to pay for disability insurance for Mr. A. Trenk and to permit Mr. A. Trenk to participate in stock option plans consistent with other members of senior management of the Company. The TEI Agreement terminates upon the death of Mr. A. Trenk and may be terminated by the Company upon his disability.


         Steven L. Trenk entered into an employment agreement with the Company dated as of April 1, 1994 (the "Employment Agreement") providing for an annual base salary of $150,000 for serving as President of the Company and its subsidiaries. In May 1998, the Board of Directors amended the Employment Agreement and increased Mr. S. Trenk's annual base salary to $250,000. In addition, Mr. S. Trenk is entitled to receive an annual bonus equal to 10% of the Company's pre-tax income in excess of the prior year's pre-tax income, up to 100% of base salary. The amended Employment Agreement has an initial term of five years and renews for an additional one year term on every anniversary date, unless terminated by the Board of Directors in writing no later than 90 days prior to the end of the initial or any renewal term unless sooner terminated upon the death or disability of Mr. S. Trenk. The Company has also agreed to permit Mr. S. Trenk to participate in any employee benefit plans established for senior management employees of the Company, to make payments not in excess of $1,500 per month on an automobile for his use, to pay for $1,000,000 term life insurance for Mr. S. Trenk, the beneficiary of which will be the Company, to pay for disability insurance for Mr. S. Trenk, and to permit Mr. S. Trenk to participate in stock option plans consistent with other members of senior management of the Company. Under the terms of Mr. S. Trenk's amended Employment Agreement, Mr. S. Trenk is entitled to terminate his employment if there is a "change of control" of the Company. If Mr. S. Trenk terminates his employment as a result of a change of control, he will be entitled to receive all amounts due to him from the Company to the date of termination plus two years' base salary, payable in cash in two lump sum payments. A "change of control" pursuant to the amended Employment Agreement includes, among other things: (i) the approval by the shareholders of the Company of a merger, as a result of which the shareholders of the Company immediately prior to such approval do not, immediately after the consummation of such transaction, own more than 50% of the voting stock of the surviving entity; (ii) the acquisition, other than from the Company directly, by any person or group (other than Messrs. Trenk, or Dr. Jacobs, or their respective family members or any person in which any of them individually or collectively holds 30% or more of the voting stock) of beneficial ownership of 50% or more of the outstanding Common Stock, or (iii) if the individuals who serve on the Board of Directors as of the date of the Employment Agreement no longer constitute a majority of the members of the Board of Directors, provided, however, that any person who becomes a director subsequent to the date of the Employment Agreement who is elected to fill a vacancy by a majority of the individuals then serving on the Board shall be considered as if such person was a member prior to the commencement date.

         Martin G. Jacobs, M.D. entered into a medical director agreement with the Company dated as of April 1, 1994, as amended (the "Medical Director Agreement"). The Medical Director Agreement provides for an annual base salary of $111,000 for serving as Corporate Medical Director and agreeing to devote not less than 500 hours per year to the business of the Company. The Medical Director Agreement has an initial one year term and renews every anniversary thereafter, unless terminated by the Board of Directors in writing no later than 90 days preceding the anniversary date. The Medical Director Agreement also provides that Dr. Jacobs shall participate in any employee benefit plans established for senior management employees of the Company. The Company has also agreed to make payments not in excess of $500 per month for an automobile for Dr. Jacob's use, to pay for disability insurance for Dr. Jacobs and to permit Dr. Jacobs to participate in stock option plans consistent with other members of senior management of the Company. The Medical Director Agreement terminates upon the death of Dr. Jacobs and may be terminated by the Company upon his disability.



         Each of Mr. A. Trenk, Mr. S. Trenk and Dr. Jacobs has agreed that during the term of his respective compensation agreement discussed above, he will not, directly or indirectly, engage in business activities that are competitive with the Company's activities in any county of any state in the United States, or any country outside of the United States, in which, during his employment, the Company conducted any material business or in which its customers were located. In addition, each such individual has agreed that he will not solicit or accept business from any customers of the Company or hire any employees of the Company and shall maintain the Company's proprietary information during the term of his compensation agreement and for at least one year after the expiration of such agreement.

COMPENSATION PLANS



        DIRECTORS' STOCK OPTION PLAN



         The Directors' Stock Option Plan (the "Directors' Plan") covers 200,000 shares of Common Stock. The Directors' Plan is intended to encourage directors who are not on the active salaried payroll of the Company (a "non-employee director") to invest in the Common Stock of the Company in order to promote long-term shareholder value and increase the non-employee directors' personal interest in the continued success and progress of the Company.

         The Directors' Plan provides that on July 1 of each year, commencing on July 1, 1994, each non-employee directors shall, automatically and without necessity of any action by the Board of Directors, receive a non-statutory option for 10,000 shares of Common Stock with an exercise price per share equal to the fair market value of a share as of the date of grant of the option. The option is exercisable upon payment of the exercise price in cash at any time during the period commencing one year after the date of the option is granted and terminating ten years after the date of grant, provided that the person exercising the option has been at all relevant times a member of the Board of Directors. A non-employee director must exercise his or her option (to the extent it is then exercisable) prior to the earlier of three years after leaving the Board of Directors or the expiration date of the option. Upon the death of a non-employee director, the option must be exercised prior to the earlier of one year after such death or the expiration date of the option. Unless sooner terminated by the Board of Directors, the Directors' Plan terminates in 2004.



        1994 LONG-TERM INCENTIVE AWARD PLAN



         The Company 1994 Long-Term Incentive Award Plan (the "1994 Plan") covers 300,000 shares of Common Stock pursuant to which officers and key employees of the Company designated as senior executives are eligible to receive incentive and/or non-statutory stock options, awards of shares of Common Stock and stock appreciation rights ("SARs"). The 1994 Plan, which expires in 2004, is generally administered by the Compensation Committee designated by the Board of Directors. The Board of Directors in its entirety may also administer the 1994 Plan. The purposes of the 1994 Plan are to assist in attracting, retaining, and motivating senior executives and to promote the identification of their interests with those of the shareholders of the Company. Incentive stock options and SARs granted under the 1994 Plan are generally exercisable during the period commencing six months after the date the option is granted and terminating ten years after the date of grant. The exercise prices for incentive stock options are not less than the fair market value of the Common Stock on the date of the grant. In addition, a SAR may be exercised only when the fair market value of a share exceeds either the fair market value per share on the date of grant of the SAR or the base price of the SAR (which is determined by the Compensation Committee) if it is not a SAR related to an option. A SAR related to an option may be exercised only when and to the extent the option is able to be exercised. No participant in the 1994 Plan is entitled to receive grants of options, SARs and awards of incentive shares in the aggregate exceeding 25,000 shares per year.



        1997 EQUITY INCENTIVE PLAN



         The Company 1997 Equity Incentive Plan (the "1997 Plan") covers 2,500,000 shares of Common Stock pursuant to which employees of the Company and its subsidiaries and other persons who are in a position to make a significant contribution to the Company and its subsidiaries are eligible to receive incentive and/or non-qualified options, awards of shares of Common Stock and SARs. The 1997 Plan, which expires in 2007 is generally administered by the Compensation Committee designated by the Board of Directors. The Board of Directors in its entirety may also administer the 1997 Plan. The purposes of the 1997 Plan are to assist in attracting, retaining, and motivating persons who can make a significant contribution to the Company and to promote the identification of their interests with those of the shareholders of the Company. Pursuant to the terms of the 1997 Plan, the Company may grant awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, awards of shares for no cash consideration subject to certain restrictions or awards of shares to be delivered in the future to employees of the Company and others who may be in a position to make a significant contribution to the Company. Incentive stock options, however, may only be issued to employees of the Company. Stock options granted under the 1997 Plan are generally exercisable during the period commencing six months after the date of grant of the option and terminating ten years after the date of grant (five years in the case of an option granted to a holder of 10% of the issued and outstanding shares of the Company). Options are generally exercisable at an exercise price which is not less than the fair market value of the Common Stock on the date of grant. SARs granted under the 1997 Plan are exercisable during the period established by the committee (except in the event of death or disability of the holder), or in the case of a SAR related to an option, the expiration of the related option. In addition, a SAR may be exercised only when the fair market value of a share exceeds either the fair market value per share on the date of grant of the SAR or the base price of the SAR (which is determined by the Compensation Committee) if it is not a SAR related to an option. A SAR related to an option may be exercised only when and to the extent the option is able to be exercised.

        2000 EQUITY INCENTIVE PLAN



         The Company 2000 Equity Incentive Plan (the "2000 Plan") covers 3,500,000 shares of Common Stock pursuant to which employees of the Company and its subsidiaries and other persons who are in a position to make a significant contribution to the Company and its subsidiaries are eligible to receive incentive and/or non-qualified options, awards of shares of Common Stock and SARs. The 2000 Plan is generally administered by the Compensation Committee designated by the Board of Directors. The Board of Directors in its entirety may also administer the 2000 Plan. The purposes of the 2000 Plan are to assist in attracting, retaining, and rewarding high-quality executives, employees and other persons who provide services to the Company and/or its subsidiaries and to promote the identification of their interests with those of the shareholders of the Company. Pursuant to the terms of the 2000 Plan, the Company may grant awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, awards of shares for no cash consideration subject to certain restrictions or awards of shares to be delivered in the future to employees of the Company and others who may be in a position to make a significant contribution to the Company. Options are generally exercisable at an exercise price which is not less than the fair market value of the Common Stock on the date of grant. SARs granted under the 2000 Plan are exercisable during the period established by the committee (except in the event of death or disability of the holder), or in the case of a SAR related to an option, the expiration of the related option. In addition, a SAR may be exercised only when the fair market value of a share exceeds either the fair market value per share on the date of grant of the SAR or the base price of the SAR (which is determined by the Compensation Committee) if it is not a SAR related to an option. A SAR related to an option may be exercised only when and to the extent the option may/can be exercised.


        401(K) PLAN


         In January 1994, the Company adopted a salary deferral and savings plan (the "Savings Plan") which is qualified under section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and includes a qualified cash or deferred arrangement under Section 401(k) of the Code. Subject to limits set forth in the Code, an employee who meets certain age and service requirements may participate in the Savings Plan by contributing through payroll deductions up to 15% of compensation into an account-established for the participating employee and may allocate amounts in such account among a variety of investment vehicles. The Company makes matching contributions to an employee's account in an amount of up to and including 10% of the first 6% of the compensation contributed by each employee. The Savings Plan also provides for loans to, and withdrawals by, participating employees, subject to certain limitations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



         The following table sets forth certain information as of April 27, 2001, regarding the beneficial ownership of the Common Stock of TechSys and the common stock of TechTron by each director and executive officer, and by all directors and executive officers as a group, and by each person known to be the beneficial owner of more than five percent of the outstanding Common Stock. The Company has been advised that each beneficial owner listed below has sole voting and dispositive power with respect to such shares unless otherwise noted in the footnotes below.

                                                                         PERCENT OF
                                    AMOUNT AND NATURE OF                OUTSTANDING
                                    BENEFICIAL OWNERSHIP                COMMON STOCK
                                    --------------------------------------------------

NAME AND ADDRESS                      COMPANY            TECHTRON     COMPANY        TECHTRON
OF BENEFICIAL OWNER(1)             COMMON STOCK        COMMON STOCK  COMMON STOCK   COMMON STOCK
------------------------------------------------------------------------------------------------


Lazar & Company, I.G., LLC           2,500,000(2)           --        40.17 %       --

TechTron, Inc.                       1,381,976(3)           --        35.22 %       --

Alvin S. Trenk                         798,100(4)            975      46.65 %         97.50%

Steven L. Trenk                        776,000(5)            975      45.93 %         97.50%

Martin G. Jacobs, M.D                  775,000(6)            975      45.91 %         97.50%

Jeffrey B. Mendell                     210,000(7)           --        5.08 %        --

Stanley B. Amsterdam                   102,485(8)           --        2.55 %        --

Mark N. Raab                            95,000(9)           --        2.36 %        --

H. William Gordon                        0(10)              --           --         --

All Directors and Officers

 as a Group (6 persons)              4,138,561               975      62.44 %         97.50%



(1) The address of each beneficial owner is 147 Columbia Turnpike, Suite 109, Florham Park, New Jersey 07932.

(2) Represents (i) 200,000 shares of Common Stock and (ii) a warrant to purchase up to 2,300,000 shares of Common Stock exercisable at $3.00 per share issued pursuant to a Securities Purchase Agreement dated June 2, 2000, as amended December 5, 2000.

(3) Represents shares of Common Stock held by TechTron, Inc., a principal shareholder of the Company. Alvin S. Trenk, Steven L. Trenk and Martin G. Jacobs, M.D., officers and directors of the Company, are officers, directors and principal stockholders of TechTron and directly own an aggregate of approximately 97.5% of the outstanding common stock of TechTron. Messrs. Trenk and Dr. Jacobs are treated as a group herein for purposes of determining beneficial ownership.







(4) Mr. A. Trenk serves as a director of the Company. Includes (i) 450,000 shares issuable upon exercise of a warrant exercisable at $3.00 per share which was issued as an additional incentive for Mr. A. Trenk to help the Company complete transactions in the technology sector (the warrant is subject to certain vesting criteria based upon the Company's Market Capitalization, as such term is defined in the warrant), (ii) 150,000 shares issuable upon exercise of options exercisable at $1.4375 per share which were issued under the Company's 1997 Equity Incentive Plan, and (iii) 150,000 shares issuable upon exercise of options exercisable at $1.875 which were issued under the 1997 Plan. Does not include 80,000 shares issuable upon exercise of a warrant held by Holding Capital Management, LLC, an entity in which Mr. A. Trenk holds 10% of the outstanding securities. Mr. A. Trenk may also be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Common Stock owned by TechTron.



(5) Mr. S. Trenk serves as Chairman, President, Chief Operating Officer and a director of the Company. Represents (i) 450,000 shares issuable upon exercise of a warrant exercisable at $3.00 per share which was issued as an additional incentive for Mr. S. Trenk to help the Company complete transactions in the technology sector (the warrant is subject to certain vesting criteria based upon the Company's Market Capitalization, as such term is defined in the warrant), (ii) 150,000 shares issuable upon exercise of options exercisable at $1.4375 per share which were issued under the 1997 Plan, (iii) 104,000 shares issuable upon exercise of options exercisable at $1.15625 per share which were issued under the 1997 Plan,
     (v) 25,000 shares issuable upon exercise of options exercisable at $1.875 per share which were issued under the Company's 1994 Long Term Incentive Award Plan, and (vi) 1,000 shares held in the name of Mr. S. Trenk's children. Mr. S. Trenk may also be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Common Stock owned by TechTron.



(6) Dr. Jacobs serves as Corporate Medical Director and a director of the Company. Represents (i) 450,000 shares issuable upon exercise of a warrant exercisable at $3.00 per share which was issued as an additional incentive for Dr. Jacobs to help the company complete transactions in the technology sector (the warrant is subject to certain vesting criteria based upon the Company's Market Capitalization, as such term is defined in the warrant),
     (ii) 150,000 shares issuable upon exercise of options exercisable at $1.4375 per share which were issued under the 1997 Plan, (iii) 101,000 shares issuable upon exercise of options exercisable at $1.875 per share which were issued under the 1997 Plan, (iv) 49,000 shares issuable upon exercise of options exercisable at $1.15625 per share which were issued under the 1997 Plan, and (v) 25,000 shares issuable upon exercise of options exercisable at $1.875 per share which were issued under the 1994 Plan. Dr. Jacobs may also be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Common Stock owned by TechTron.



(7) Mr. Mendell serves as a director of the Company. Represents (i) 70,000 shares issuable upon exercise of options issued in increments of 10,000 shares annually under the Directors' Plan exercisable at $5.75, $5.875, $3.875, $1.00, $2.00, $3.9375 and $3.875 per share, (ii) 40,000 shares issuable upon exercise of options exercisable at $1.875 per share, (iii) 50,000 shares issuable upon exercise of options exercisable at $1.4375 issued under the 1997 Plan, and (iv) 50,000 shares issuable upon exercise of options exercisable at $3.50 per share which were issued under the 2000 Plan.



(8) Mr. Amsterdam serves as a director of the Company. Includes (i) 30,000 shares issuable upon exercise of options issued in increments of 10,000 shares annually under the Directors' Plan exercisable at $2.00, $3.9375 and $3.875 per share, (ii) 20,000 shares issuable upon exercise of options exercisable at $2.375 per share issued under the 1997 Plan, and (iii) 50,000 shares issuable upon exercise of options excercisable at $3.50 per share which were issued under the 2000 Plan.



(9) Mr. Raab serves as Chief Financial Officer and Secretary of the Company. Represents (i) 250 shares issuable upon exercise of options exercisable at $1.875 per share, 2,500 shares issuable upon exercise of options exercisable at $1.75 per share, 10,000 shares issuable upon exercise of options exercisable at $2.00 per share, 37,250 shares issuable upon exercise of options exercisable at $2.375 per share, and 25,000 shares issuable upon exercise of options exercisable at $2.00 per share which were issued under the 1997 Plan, and (ii) 20,000 shares issuable upon exercise of options exercisable at $3.50 per share which were issued under the 2000 Plan.

(10) Mr. Gordon was hired as the Company's Chief Executive Officer in September 2000. In connection with the termination of Mr. Gordon's employment in December 2000, all options issued to Mr. Gordon were canceled.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DRY CLEANING TRANSACTIONS



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



         Under the terms of the sale, UDC Acquisition acquired substantially all of the assets and liabilities of United at the time of sale. The sale included net fixed assets of $199,292, a write-off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015. In 2000, the Company recognized a gain related to the sale of $755,764 after UDC Acquisition notified the Company that it had executed a settlement agreement with the former owners. As of December 31, 2000, the Company had advanced $6,349 to UDC Acquisition, net of repayments. The Company has obtained a demand promissory note for the advances. The note bears interest at a rate of 8% per annum and has been guaranteed by Jeffrey M. Trenk, President of UDC Acquisition.



         Jeffrey M. Trenk currently provides consulting services to the Company's dry cleaning operation and is paid approximately $120,000 per year. On March 21, 2000, the Company awarded 30,000 shares of the Company's Common Stock, valued at $180,000, as additional compensation to Jeffrey M. Trenk.



INSIDER LOANS



         In 1998 and 1997, respectively, the Company loaned $350,000 and $35,000 to the President of the Company. The President executed promissory notes for these advances which were due and payable in full within one year. In 1999, the Company received $55,000 from the President, representing payment of the 1997 loan and partial payment of the 1998 advances. The notes relating to the 1998 advances bear interest at a rate imputed by the Internal Revenue Service for instruments having a maturity of one or more years (4.33% to 5.58%). The Company has extended the term of the notes to be payable prior to December 31, 2002.



TRANSACTIONS WITH TECHTRON



         As of December 31, 1999, the Company had advanced $504,567 to TechTron, Inc. ("TechTron"), a company of which most of the outstanding shares are owned by certain executive officers of the Company. During 2000, the Company advanced an additional $50,455 to TechTron. The Company has obtained demand promissory notes from TechTron for all of the advances. TechTron has notified the Company that it has received proceeds from settled litigation and intends to repay the Company for advances made by the Company to TechTron. The Company received payments aggregating $200,000 in 2000 from TechTron which were applied towards principal amounts due from TechTron. Repayment of remaining amounts due from TechTron are anticipated in 2001. Most of the notes issued in connection with these advances bear interest at a rate of 8% per annum. All amounts due from TechTron are unsecured and are guaranteed by certain executive officers.

DIALYSIS BUSINESS



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



         As of December 31, 2000 and 1999, $81,466 and $109,829, respectively, was payable to Alpha. At December 31, 2000 and 1999, $22,421 and $13,566, respectively, was due from CDBI. Alpha and CDBI are former consulting customers of the Company. All of the outstanding Common Stock of Alpha and CDBI is owned by certain executive officers. The Company had a consulting and services agreement with CDBI which provided for payments of $20,000 per month.



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



                                                 TECHSYS, INC.



Date: May 1, 2001                                 By: STEVEN L. TRENK
                                                  -------------------
                                                      Steven L. Trenk, Chairman



         In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



Signature                       Capacity in Which Signed               Date
---------                       ------------------------               ----

/S/ STEVEN L. TRENK             Chairman and President               May 1, 2001
--------------------            (Principal Executive Officer)
Steven L. Trenk                 Chief Operating Officer
                                Director

/S/ MARTIN G. JACOBS, M.D.      Corporate Medical Director           May 1, 2001
--------------------------      & Director

/S/ ALVIN S. TRENK              Director                             May 1, 2001
------------------
Alvin S. Trenk


/S/ STANLEY B. AMSTERDAM        Director                             May 1, 2001
------------------------
Stanley B. Amsterdam


/S/ JEFFREY B. MENDELL          Director                             May 1, 2001
----------------------
Jeffrey Mendell


/S/ MARK N. RAAB                Chief Financial Officer              May 1, 2001
----------------                (Principal Financial Officer)
Mark N. Raab

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

*10.4     Guaranty made as of December 31, 1993 and among Alvin S. Trenk, Steven
          L. Trenk and Martin G. Jacobs, M.D. in favor of Continental Dialysis, Inc.

*10.5 Assumption of Guaranty Agreement dated as of December 31, 1993 by and among Alvin S. Trenk, Steven L. Trenk, Martin G. Jacobs, M.D. and Continental Dialysis, Inc.

*10.6 Promissory Note of Alpha Administration Corp. Dated April 24, 1994 in the principal amount of $300,000 payable to Continental Dialysis, Inc.

*10.7 Letter proposal dated May 8, 1992 from Continental Dialysis, Inc., signed by Steven L. Trenk to Thomas D. Farrell, Supervisor of the Health Services Unit of the New Jersey State Department of Corrections.

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

@10.54 Purchase Agreement dated as of August 31, 2000 by and between TechSys, Inc. and Technology Keiretsu, LLC (2)

@10.55 Warrant to purchase 30,000 shares of Common Stock issued to Ryan, Beck & Co., Inc.

@10.56 Warrant to purchase 3,750 shares of Common Stock issued to Ryan, Beck & Co., Inc.

@10.57    Warrant to purchase 20,625 shares of Common Stock issued to Randy F.
          Rock

@10.58    Warrant to purchase 20, 625 shares of Common Stock issued to Michael
          J. Kollender

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

@10.67 Warrant Agreement dated October 3, 1996 between the Company and Jerald Belofskey.

@10.68 Warrant to purchase 50,000 shares of Common Stock issued to Alliant Technologies, LLC.

@10.69 Warrant to purchase 100,000 shares of Common Stock issued to Holding Capital Management, LLC

@10.70 Warrant to purchase 50,000 shares of Common Stock issued to The Equity Group, Inc.

_ 10.70 Employment Agreement dated as of September 5, 2000 by and between TechSys, Inc. and H. William Gordon (incorporated by reference to the Company's current Report on Form 8-K filed on September 22, 2000).

-10.71 Office Lease Agreement between G. S. 505 Park, LLC and Continental Choice Care, Inc. for the lease of premises located at 505 Park Avenue, New York, New York.

-10.72    Agreement dated September 21, 2000 between TechSys, Inc. and Ryan
          Beck.

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

--10.76 The Right to Purchase Warrant Agreement between the Company and Lazar & Company I.G., LLC dated December 5, 2000 is included in this report beginning on page 1 of the Exhibits.

__ 10.77 Agreement and Plan of Merger, dated as of April 5, 2001, by and among the Company, Newco TKSS, Inc., and Fuel Cell Companies, Inc.

__10.78 Amendment of Company's Right to Purchase Warrant and Cancellation of Rights, dated as of April 5, 2001, by and between the Company and Lazar & Company I.G., LLC.

23.1      Consent of Arthur Andersen LLP dated April 2, 2001





* Filed with the Company's Registration Statement on Form SB-2 (Registration No. 33-78288)

_       Filed with the Company's Report on Form 8-K filed October 3, 1994.

 .       Management contract or compensatory plan or arrangement.

* Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

 ..      Filed with the Company's Report on Form 8-K filed May 4, 1995.

@@      Filed with the Company's Report on Form 8-K filed February 27, 1996.

--      Filed with the Company's Report on Form 8-K filed February 28, 1997.

_       Filed with the Company's Report on Form 10QSB/A filed December 7, 2000.

+       Filed with the Company's Registration Statement on Form 8-K on October
        11, 2000.

                 (Registration No. 333-47756) as Exhibit 10.72.

@       Filed with the Company's Registration Statement on Form S-3 on September
        8, 2000

                          (Registration No. 333-45492)

** Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 as Exhibit 10.0

++      Filed with the Company's Report on Form 8-K filed February 19, 1999.

__      Filed with the Company's Report on Form 8-K filed April 30, 2001.

-- Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 filed April 2, 2001.