Form 10QSB
period 2001-03-31
TECHSYS INC
filed 2001-05-15
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     MARCH 31, 2001
                                            --------------

                                     - OR -

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ________________________  to


         Commission File Number     0-24542
                                    -------

                                  TECHSYS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 NEW JERSEY                     22-3276736
                 ----------                    -------------
   (State or Other Jurisdiction of           (I.R.S. Employer
    Incorporation or Organization)          Identification No.)

           147 COLUMBIA TURNPIKE
        FLORHAM PARK, NEW JERSEY                   07932
     ---------------------------------             -----------------
     (Address of Principal Executive Offices)         Zip Code

     Registrant's Telephone Number, Including Area Code      (973) 236-1919
                                                             --------------

                                       N/A
--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report:

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes     X         No
               _________        __________


         Applicable only to corporate issuers.

         Shares outstanding as of May 7, 2001, 3,923,544 shares of common stock, no par value.

     Transitional Small Business Disclosure Format:   Yes        No     X
                                                          _____      _______


                                  TECHSYS, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
     Item 1.      Financial Statements............................................................2

                  Consolidated Balance Sheets
                  as of March 31, 2001 (unaudited)
                  and December 31, 2000 ..........................................................2

                  Consolidated Statements of Operations
                  for the Three Months Ended
                  March 31, 2001, (unaudited) and March 31, 2000 (unaudited)......................3

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended
                  March 31, 2001 (unaudited) and March 31, 2000 (unaudited).......................4

                  Notes to Consolidated Financial Statements (unaudited)..........................5

     Item 2.      Management's Discussion and Analysis or Plan of Operation.......................9

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings..............................................................11

     Item 6.      Exhibits and Reports on Form 8-K...............................................11

SIGNATURES.......................................................................................12


                          TechSys Inc. and Subsidiaries
                                   Form 10-QSB
                                 March 31, 2001

         This Report on Form 10-QSB contains "forward-looking statements" that are based on management's assumptions, estimates and projections. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors, including, without limitation, the uncertainty of the Company's ability to increase the number of commercial hotels serviced by its dry cleaning business and the uncertainty of the Company's ability to succeed in its business strategy to acquire companies in the technology industry. Such factors are described under the headings "Business - Dry Cleaning Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001 and other factors as set forth in the Company's registration statement (No. 333-47756) filed with the Securities and Exchange Commission on October 11, 2000.

PART I.                    FINANCIAL INFORMATION

         The comparative consolidated statements of operations, balance sheets and statements of cash flows for TechSys, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

         The consolidated financial statements and accompanying financial information for the three month periods ended March 31, 2001 and 2000 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form 10-KSB filed with the Securities and Exchange Commission.


                         TECHSYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                                                       March 31, 2001      Dec. 31, 2000
                                                                             -------------       -------------
Current Assets:
Cash and cash equivalents .............................................      $ 1,435,867            $   32,447
Investments in U.S. Government securities..............................              -0-               500,000
Accounts receivable, less allowance for doubtful accounts of $7,915
     at March 31, 2001 and $11,786 at December 31, 2000................          124,201               101,202
Amounts due from consulting customers..................................          600,000             1,279,891
Amount due from affiliates.............................................          355,022               355,022
Other current assets ..................................................          200,115               247,400
                                                                             ------------           -----------
     Total current assets .............................................        2,715,205             2,515,962
Note receivable........................................................          527,000               527,000
Amounts due from officer...............................................          330,000               330,000
Investment in Technology Keiretsu, LLC.................................        1,065,251             1,065,251
Investment in SupportScape, Inc........................................          250,000               250,000
Property and equipment, at cost, less accumulated depreciation ........          127,511               138,690
Goodwill and other intangibles, less accumulated amortization..........          178,125               182,143
Other assets  .........................................................          124,159               129,025
                                                                             ------------           -----------
                                                                             $ 5,317,251            $5,138,071
                                                                             ============           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit.........................................................      $   102,500            $  102,500
Accounts payable.......................................................          338,078               324,145
Accrued expenses ......................................................          365,480               368,119
                                                                             -----------            -----------
        Total current liabilities .....................................          806,058               794,764
                                                                             -----------            -----------
Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding            ---                    ---
Common stock, no par value, 20,000,000 shares authorized,
     3,923,544 shares issued and outstanding at March 31, 2001
     and December 31, 2000.............................................        8,535,279             8,535,279
Paid-in capital........................................................        2,077,972             2,180,913
Accumulated deficit....................................................       (5,154,999)           (5,322,885)
Subscription receivable................................................         (947,059)           (1,050,000)
                                                                             ------------           -----------
     Total stockholders' equity........................................        4,511,193             4,343,307
                                                                             ------------           -----------
                                                                             $ 5,317,251            $5,138,071
                                                                             ============           ===========


      The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                         TECHSYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)




                                                                                Three Months Ended March 31,
                                                                                   2001               2000
                                                                                ----------          ---------
Revenues from continuing operations
     Dry cleaning services.............................................      $    330,298         $    315,917
     Consulting Services...............................................               -0-               83,331
                                                                             ------------         ------------
                                                                                  330,298              399,248

Costs of services......................................................           251,274              225,295
General and administrative expenses....................................           509,852            1,658,583
Depreciation and amortization..........................................            16,546               15,138
Costs of failed acquisition............................................               -0-              322,609
Interest income, net...................................................          (15,260)              (28,620)
                                                                             ------------         -------------
     Total costs and expenses..........................................          762,412             2,193,005

Loss from continuing operations before income taxes....................         (432,114)           (1,793,757)

Benefit income taxes...................................................         (226,500)             (157,000)

Loss from operations...................................................         (205,614)           (1,636,757)

Income from discontinued operations, less
     applicable income taxes of $226,500 in 2001 and $157,000 in 2000..          373,500               258,082
                                                                             -----------          ------------

Net income (loss)......................................................          167,886            (1,378,675)

Accumulated deficit
     Beginning of period...............................................       (5,322,885)           (2,882,569)
                                                                             ------------         -------------
     End of period.....................................................      $(5,154,999)         $ (4,261,244)
                                                                             ============         =============

Basic and diluted income (loss) per share:
     Continued operations..............................................             (.05)                 (.49)
     Discontinued operations...........................................              .09                   .07
                                                                             ------------         -------------
Net income (loss) per share............................................      $       .04          $       (.42)
                                                                             ============         =============
Basic and diluted weighted average shares
      outstanding                                                              3,923,544             3,323,352
                                                                             ============         =============


        The accompanying notes to consolidated financial statements are an integral part of these statements.

                         TECHSYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Three Months Ended March 31,
                                                                                       2001            2000
                                                                                  --------------   -------------
                                                                                   (unaudited)     (unaudited)
Cash Flows From Operating Activities:
     Net income (loss)  ...............................................      $   167,886          $ (1,378,675)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
     Depreciation and amortization.....................................           18,196                16,692
     Income from discontinued operations...............................         (600,000)             (415,082)
     Stock based compensation expense..................................              -0-             1,192,500
     Changes in operating assets and liabilities:
            Accounts receivable........................................          (22,998)              (31,618)
            Other assets...............................................           52,151                33,270
            Amounts due from affiliates ...............................              -0-               (15,541)
            Accounts payable...........................................           13,933              (136,934)
            Accrued expenses...........................................           (2,639)              294,676
                                                                             -----------          ------------
Net cash used in operating activities .................................         (373,471)             (440,712)
                                                                             -----------          ------------
Cash Flows From Investing Activities:
     Repayment of notes receivable.....................................              -0-               500,000
     Repayment of PineTree deposit.....................................              -0-               915,000
     Amounts repaid by consulting customers............................        1,279,891                   -0-
     Proceeds from sale of U.S. Government securities..................          500,000             1,480,220
     Purchases of property and equipment...............................           (3,000)               (5,735)
                                                                             -----------          ------------
Net cash provided by investing activities..............................        1,776,891             2,889,485
                                                                             -----------          ------------
Cash Flows From Financing Activities:
     Net borrowings under line of credit...............................              -0-                32,500
     Proceeds from exercise of stock options...........................              -0-                 6,250
                                                                             -----------          ------------
Net cash provided by financing activities..............................              -0-                38,750

Net increase in cash and cash equivalents..............................        1,403,420             2,487,523
Cash and cash equivalents, beginning of year...........................           32,447               118,245
                                                                             -----------          ------------
Cash and cash equivalents, end of period...............................      $ 1,435,867          $  2,605,768
                                                                             ===========          ============
Supplemental Disclosures of Cash Flow Information:
     Cash paid for income taxes........................................      $     9,258          $      5,682
                                                                             ===========          ============
     Cash paid for interest............................................      $     1,602          $      1,447
                                                                             ===========          ============


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                         TECHSYS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of business:

     TechSys, Inc. (the "Company") is in the business of investing in and acquiring technology businesses based in emerging markets and operates a dry cleaning service business that provides dry cleaning services primarily in the hospitality industry in the Phoenix, Arizona area.

(2)  Income (loss) per share:

     Basic income (loss) per share represents net income (loss) divided by the weighted average shares outstanding. Diluted income (loss) per share represents net income (loss) divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards, if dilutive.

     For the three months ended March 31, 2001, and 2000, the basic and diluted weighted average common shares outstanding were 3,923,544 and 3,323,352, respectively. As of March 31, 2001, there were outstanding options to purchase 2,801,100 common shares issued to employees, officers and Directors of the Company and warrants to purchase 4,267,500 common shares issued to outside service providers which were excluded from basic and diluted net income (loss) per share for the period because the effect would be antidilutive.

(3)  Related party transactions:

     As of December 31, 2000, the Company had advanced $355,022 to TechTron, Inc. ("TechTron") net of repayments. Most of the outstanding shares of TechTron, Inc. are owned by Alvin S. Trenk, a Director of the Company, Mr. Martin G. Jacobs, M.D., Medical Director of the Company and Steven L. Trenk, Chairman and President of the Company (collectively "Certain Executive Officers"). The Company has obtained promissory notes from TechTron for all of the advances. The majority of the notes issued in connection with these advances bear interest at a rate of 8% per annum and are payable upon demand. TechTron has notified the Company that it has received proceeds from settled litigation and intends to repay the Company for advances made by the Company to TechTron. Repayment is anticipated in 2001.

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

     On January 29, 1998, Upper Manhattan Dialysis Center, Inc. ("UMDC") sold substantially all of its assets to Renal Research Institute, LLC ("RRI") pursuant to the terms of an Asset Purchase Agreement (the "RRI Purchase Agreement") among UMDC, RRI and the shareholders of UMDC for an aggregate purchase price of approximately $7,984,000 (the "RRI Sale"). Fifty percent of the outstanding common stock of UMDC is owned by Certain Executive Officers.

     At the January 29, 1998 closing (the "First RRI Closing"), the Company received approximately $2,665,000 from UMDC. The Company received additional payments aggregating $415,082 in 2000 and $310,000 in 1998 from UMDC subsequent to the First RRI Closing through December 31, 2000. In February 2001, RRI paid UMDC additional amounts aggregating approximately $3,279,000, representing the remainder of the purchase price less the net value of certain current assets retained by UMDC. In connection with the RRI payment, the Company received $1,279,890 in additional payments from UMDC. In April 2001, the Company received an additional payment of $600,000 from UMDC as repayment of all remaining amounts due from UMDC as well as amounts assigned to the Company by the Certain Executive Officers. Accordingly, in 2001 and 2000 respectively, the Company recorded $600,000 and $1,694,972 in additional revenues related to payments from UMDC in 2001 and 2000 not previously recorded as receivables due to realization uncertainties. Such revenues are included in income from discontinued operations.

(4) Failed Merger:

     On February 5, 1999, the Company and TelaLink Network, Ltd., a privately held Delaware corporation ("TelaLink") executed an Agreement and Plan of Merger ("TelaLink Merger Agreement") to merge the two companies in a stock-for-stock transaction (the "TelaLink Merger"). On September 21, 1999, the Company terminated the TelaLink Merger Agreement upon determining that financing for the proposed transactions would not be available on terms acceptable to the Company.

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

     On January 19, 2000, the Company received $1,463,800 and subsequently received payment of $1,538 pursuant to the terms of an Inter-Party Agreement by and among the Company, Quorum Communications, Inc., TelaLink, Country Road Communications, Inc. ("Country Road"), Prudential Insurance Company of America and various other third parties. Under the terms of the agreement, the Company sold its interest in the various TelaLink notes totaling $1,027,000 to Country Road for a purchase price of up to $1,100,000 of which $500,000 was paid at closing and the balance paid in the form of a promissory note. The note bears interest at a rate of 6.5% per annum and matures January 19, 2005. Interest is due and payable in annual installments on January 19, 2001, the first of which was received by the Company by such date, and on each anniversary thereafter up to and including the maturity date. Country Road has the right to prepay the note. If Country Road makes aggregate payments equal to $500,000 plus accrued and unpaid interest thereon prior to the second anniversary of the note date, then the obligation will be deemed satisfied in full. Under certain conditions, Country Road may be required to prepay a principal amount of $500,000 plus accrued and unpaid interest.

     The Company also received reimbursement of the $915,000 PTTC deposit plus accrued interest of $50,338 in exchange for the Company assigning all of its rights and obligations under the PTTC Stock Purchase Agreement.

     On April 21, 2000, The Company issued 100,000 shares of the Company's common stock, with a fair market value of $325,000, to a third party equity investor of TelaLink Network, Ltd. in exchange for the release of any and all claims and liens that it may have the right to assert against TelaLink and the Company.

(5) Investments in Information Technology Businesses

     On March 22, 2000, the Company formed a strategic alliance with Alliant Technologies, Inc. ("Alliant"). Alliant is a provider of Internet technology solutions for business that offers a complete range of services, including strategic business consulting, e-commerce application development, business process engineering and infrastructure engineering.

     On August 31, 2000, the Company purchased a 2% equity interest in Technology Keiretsu, LLC ("TK"), Alliant's parent company. The purchase price for the Company's interest was $250,000 cash and 66,666 shares of the Company's common stock valued at $583,327, or $8.75 per share, which was the fair market value of the stock on the date the transaction was consummated. On September 29, 2000, the Company executed an Exchange Agreement whereby the Company exchanged its 25% interest in Little Universe, LLC ("LU"), acquired from Alliant in April 2000 for $250,000, for an additional 1% equity interest in TK. Prior to the exchange the Company had recorded $18,076 in loss related to their equity portion of LU's loss. The investment in TK is carried at cost.

     On September 1, 2000, the Company purchased a 4% equity interest in SupportScape, Inc. The all-cash purchase price for the Company's interest was $250,000. SupportScape is a web resource which provides real time customer support to e-businesses through personalized mail response service to customers through online query forms and e-mails as well as live one-to-one chat.

(6) Purchase Agreement

     On August 21, 2000, the Company sold to Lazar & Company I.G., LLC ("Lazar"), a New York limited liability company, 200,000 shares of the Company's common stock and a warrant (the "Lazar Warrant") to purchase 6,800,000 additional shares of the Company's common stock at an exercise price of $3.00 per share. The rights to purchase the shares vest in five portions based upon targets relating to the market capitalization of the Company.

     The purchase price for the 200,000 shares of common stock was $750,000, or $3.75 per share, which was the fair market value of the stock on the date the agreement was executed, and the purchase price for the warrant was $350,000, resulting in an aggregate purchase price of $1,100,000 (the "Purchase Price"). Lazar paid the Company $50,000 in cash, and delivered to the Company a $1,050,000 secured recourse promissory note (the "Note"), with an interest rate of 7% per annum, as payment of the Purchase Price.

     On December 5, 2000, the Company entered into an agreement (the ("Company's Right to Purchase Warrant Agreement") with Lazar whereby the Company obtained the right under certain circumstances to purchase from Lazar portions of the Lazar Warrant. The purchase price would be paid by the Company by a reduction of the unpaid principal amount due from Lazar pursuant to the Note. The Company's right to purchase portions of the Lazar Warrant extends for a period of 180 days from the date of the agreement. In the event the Company is able to fully exercise its purchase rights, the Company would be entitled to purchase an aggregate of 5,950,000 shares under the Lazar Warrant at an aggregate exercise price of $204,167. As of March 31, 2001 the Company exercised its available purchase rights and purchased an aggregate of rights to purchase 3,000,000 shares under the Lazar Warrant pursuant to the agreement at an aggregate exercise price of $102,941. In April 2001, the Company exercised its additional available purchase rights and purchased 1,500,000 shares under the Lazar Warrant at an exercise price of $51,471.

     On April 16, 2001, an amendment to the Company's Right to Purchase Warrant Agreement, dated as of April 5, 2001 (the "Amendment"), was executed by and between the Company and Lazar. The Amendment accelerates the purchase rights of the Company granted in the Company's Right to Purchase Warrant Agreement, dated December 5, 2000, by and between the Company and Lazar, and altered the remaining rights of Lazar under the Lazar Warrant.

     In August 2000, in connection with the Lazar Warrant, the Company also issued warrants to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $3.00 per share to Certain Executive Officers. The rights to purchase the shares vest in five portions based upon targets relating to the market capitalization of the Company. As of December 31, 2000, the first portion of shares purchasable under the warrant, representing 168,750 shares, were exercisable based upon the first targeted market capitalization of the Company being achieved. The Company recorded a compensation charge of $1,012,500 in 2000 relating to the vested portion of the Warrants.

(7) Proposed Fuel Cell Technology Merger

     On April 5, 2001, the Company and Fuel Cell Companies, Inc., a privately held Nevada corporation, ("FCCI"), executed an Agreement and Plan of Merger (a "Merger Agreement") to merge a wholly-owned subsidiary of the Company with and into FCCI in a stock-for-stock transaction (the "Merger") to be accounted for as a reverse merger under the purchase method of accounting. A copy of the Merger Agreement is attached to the Current Report on Form 8-K/A filed by the Company with the Securities and Exchange Commission on May 4, 2001.

     FCCI is a management and marketing company focused on identifying and accelerating the commercialization of proprietary power producing products utilizing various, unique fuel cell technologies. FCCI holds a majority interest in Micro Fuel Cell Systems, Inc. ("MFCS"), a company enrolled in the Technology Affiliates Program with the California Institute of Technology ("Caltech"), and JPL, a federally funded research and development facility managed by Caltech for the National Aeronautics and Space Administration (NASA). FCCI also holds a majority interest in SOFC Energy, Inc. ("SOFC Energy"), a company strategically partnered with Adelan, Ltd., ("Adelan") located in Birmingham, England. SOFC Energy is a Solid Oxide Fuel Cell commercialization company developing proprietary systems and products related to the portable, automotive, and residential sectors utilizing Adelan's Solid Oxide Fuel Cell Technology.

     Under the terms of the Merger Agreement, Newco TKSS, Inc. ("Newco"), a wholly owned subsidiary of the Company, will merge with and into FCCI, subject to the approval of the shareholders of the respective parties and certain other closing conditions. FCCI will be the surviving entity and become a wholly-owned subsidiary of the Company. The Merger Agreement requires the Company to issue
0.319746 shares of common stock for each share of the capital stock of FCCI and provides that immediately upon the consummation of the Merger, the Company will effect a 1.56531 for 1 stock split of the Company's common stock. The Merger Agreement provides that, at the time of closing, FCCI will have no more than 99,900,000 shares of common stock issued and

In addition, upon consummation of the Merger, the Lazar Warrant will terminate, and as agreed upon by the Company and Lazar, Lazar will receive up to an aggregate of 819,000 shares of the Company's common stock for services provided in connection with the Merger. No assurance can be given that the transaction will be consummated.

Management's Discussion and Analysis

Results of Operations

     Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000.

     On October 8, 1997, the Company completed the sale of substantially all its New Jersey, New York, Connecticut and Pennsylvania dialysis business assets to IHS of New York, a New York corporation ("IHS"). Following the IHS closing, the Company's sources of revenue included amounts payable for consulting services to be provided to IHS through October 2000, at a rate of $27,777 per month. For the three months ended March 31, 2001 and 2000, the Company recognized $0 and 83,331, respectively, for consulting services under this agreement. The reduction in 2001 revenue versus the prior year revenue is due to the expiration of the agreement in October, 2000. IHS is currently in default under the terms of the Consulting Agreement. The Company has instituted legal action against IHS to demand all amounts due the Company (See Part II, Item 1 - Legal Proceedings).

     Beginning in May 1998, the Company began acquiring dry cleaning businesses through a newly formed subsidiary, United Dry Cleaning, L.L.C. ("United") in the Phoenix, Arizona area. This area was selected for its rapid growth in construction and development and increase in population, which the Company believes would provide United with growth potential. United's objective was to capitalize on the trend toward consolidation of small closely held companies where critical mass could be achieved with limited capital expenditure.

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

     In November 1999, the Company formed a new subsidiary, Valet-USA, Inc. ("Valet"), to provide dry cleaning services to focus primarily on the hospitality industry in the Phoenix, Arizona area. As of March 31, 2001, Valet provided employee, guest, drapery and linen dry cleaning services to approximately 157 hotel customers in the Phoenix area. The Company believes that it can generate higher revenues from the hospitality business than it derived from the retail business and that the Company will benefit due to a reduction in personnel, supplies, capital equipment lease obligations and real property leases as a result of the sale of the retail business. Valet currently operates a single plant and drop store from a leased location.

     Revenues

     The Company's dry cleaning operation revenues were $330,298 and $315,917 for the three months ended March 31, 2001 and 2000, respectively. Of these amounts, approximately $281,247 and $259,242 or 85% and 82% in 2001 and 2000, respectively, related to dry cleaning services provided to hotel customers.

     The remaining $49,051 and $56,675 in 2001 and 2000, respectively related to retail dry cleaning services. The Company anticipates that hotels will continue to be the major source of dry cleaning revenue. Valet continues to target additional businesses in the Phoenix and Tucson Arizona area to maximize plant capacity usage as well as broaden the Company's revenue base.

     For the three months ended March 31, 2001 and 2000, respectively, the Company recorded $600,000 and $415,082 in additional revenues related to payments from Upper Manhattan Dialysis Center, Inc. ("UMDC"), not previously recorded due to realization uncertainties. Such amount has been included in income from discontinued operations in the accompanying Consolidated Statements of Operations.

     Cost of Services

     Cost of  services  was  $251,274  and  $225,295  or 76% and 71% of revenues attributable to the Company's dry cleaning business in 2001 and 2000, respectively. Cost of services is mostly comprised of $175,447 and $159,859 in salaries and other payroll expenses as well as $30,501 and $35,840 for supplies for the three months ended March 31, 2001 and 2000, respectively. Management continues to seek ways to reduce Valet's costs and to increase revenues.

     General and Administrative Expenses

     General and administrative expenses totaled $509,852 for the three months ended March 31, 2001, as compared with $1,658,583 for the three months ended
March 31, 2000. The net decrease of $1,148,731 relates primarily to the $1,003,500 in stock option compensation expense recorded in 2000 for the three months ended March 31, 2000 in connection with the cashless exercise of employee stock options.

     Depreciation and Amortization Expense

     Depreciation and amortization expense for three months ended March 31, 2001 and 2000 totaled $18,196 and $16,692, respectively, of which $1,650 and $1,554 is included in cost of services.

     Interest Income and Interest Expense

     Net interest income was $15,620 and $28,260 for the three months ended March 31, 2001 and 2000, respectively. The decrease of $13,360 relates primarily to the decrease in cash and cash equivalents available for investment by the Company.

     Income Taxes

     All of the Company's deferred tax assets as of March 31, 2001 have been offset by a valuation allowance as a result of the Company's operating results.

Liquidity and Capital Resources

     The Company experienced a positive net cash flow of $1,403,420 for the three months ended March 31, 2001. Net cash used in operating activities of $373,471 related primarily to the income receivable from discontinued operations
of  $600,000  offset  by  net  income  of  $167,886.   Net  cash  provided  by
investing activities of $1,776,891 reflects amounts repaid by consulting customers of $1,279,891 as well as proceeds from the sale of U.S. Government securities of $500,000.

     The Company has made advances to certain affiliates and consulting customers. As of December 31, 2000, the Company had advanced $355,022 to TechTron, net of repayments. The Company has obtained demand promissory notes from TechTron for all of the advances, of which the majority of notes issued bear an 8% rate of interest. Interest of approximately $124,000 has accrued through March 31, 2001, but has not been recorded due to realization uncertainty. TechTron has notified the Company that they have received proceeds from settled litigation to repay advances made by the Company to TechTron. Repayments of the advances to TechTron is expected in 2001. All amounts due from TechTron are unsecured and are guaranteed by Certain Executive Officers in their capacities as Officers and Directors of TechTron.

     The Company expects that its cash and cash equivalents will be sufficient to fund the Company's operations through March 31, 2002.

     In 1999, the Company arranged for a $250,000 line of credit for Valet to fund its daily operations. The line bears interest at a rate of 8% per annum and is payable on demand. The line of credit is with a company owned by the Chairman of the Company's Executive Committee. As of March 31, 2001, $147,500 of debt availability remained on the line.

PART II

Item 1 - Legal Proceedings

     In connection with the Company's sale of assets to IHS of New York ("IHS") in October 1997, an escrow account was created to secure the indemnity obligation of the Company to IHS. IHS asserted a claim against the escrow of approximately $142,000 for indemnification of certain liabilities not assumed by IHS as part of the IHS Purchase Agreement. The Company responded and defended against the claim and in September 2000 the Company filed a lawsuit in the Supreme Court of New Jersey against IHS seeking the release of certain funds from escrow to the Company and seeking to recover $162,000 in unpaid consulting fees due to the Company from IHS pursuant to a consulting agreement with IHS dated October 8, 1997.


Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

          None.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TECHSYS, INC.

Date:    May 15, 2001                       By:  STEVEN L. TRENK
                                            ----------------------------------
                                            Steven L. Trenk
                                            Chairman and President
                                            (Principal Executive Officer)
                                            Chief Operating Officer
                                            Director

Date:    May 15, 2001                       By:  MARK N. RAAB
                                            ----------------------------------
                                            Mark N. Raab
                                            Chief Financial Officer
                                            Principal Financial Officer