Form 10QSB
period 2001-06-30
TECHSYS INC
filed 2001-08-14
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the quarterly period ended     JUNE 30, 2001
                                    --------------------------------------------

                                     - OR -

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    --------------------   ---------------------


     Commission File Number                 0-24542
                             ------------------------------------------

                                    TECHSYS, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          NEW JERSEY                                  22-3276736
------------------------------               ----------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

             147 COLUMBIA TURNPIKE
            FLORHAM PARK, NEW JERSEY                                 07932
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                        Zip Code

     Registrant's Telephone Number, Including Area Code   (973) 236-1919
                                                        ------------------





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


     Applicable only to corporate issuers.

     Shares outstanding as of August 7, 2001, 4,703,544 shares of common stock, no par value.

     Transitional Small Business Disclosure Format:   Yes ____   No     X
                                                                     -------

                                  TECHSYS, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements .................................... 2

                  Consolidated Balance Sheets
                  as of June 30, 2001 (unaudited)
                  and December 31, 2000 ................................... 2

                  Consolidated Statements of Operations
                  for the Three and Six Months Ended
                  June 30, 2001, (unaudited) and June 30, 2000
                  (unaudited) ............................................. 3

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended
                  June 30, 2001 (unaudited) and June 30, 2000
                  (unaudited) ............................................. 4

                  Notes to Consolidated Financial Statements
                  (unaudited) ............................................. 5

     Item 2.      Management's Discussion and Analysis or Plan of
                  Operation ............................................... 9

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings .......................................14

     Item 6.      Exhibits and Reports on Form 8-K ........................15

SIGNATURES ................................................................16

                          TECHSYS INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                  JUNE 30, 2001

         This Report on Form 10-QSB contains "forward-looking statements" that are based on management's assumptions, estimates and projections. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors, including, without limitation, the uncertainty of the Company's ability to succeed in its business strategy to acquire companies in the technology industry and ability to increase the number of commercial hotels serviced by its dry cleaning business. Such factors are described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business-Dry Cleaning Business" in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001 and other factors as set forth in the Company's registration statement (No. 333-47756) filed with the Securities and Exchange Commission on October 11, 2000.

PART I.                             FINANCIAL INFORMATION

         The comparative consolidated statements of operations, balance sheets and statements of cash flows for TechSys, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

         The consolidated financial statements and accompanying financial information for the three and six month periods ended June 30, 2001 and 2000 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form 10-KSB filed with the Securities and Exchange Commission.



                         TECHSYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                     JUNE 30, 2001     DEC. 31, 2000
                                                                           -------------     -------------

Current Assets:
Cash and cash equivalents ..............................................   $ 1,569,255    $    32,447
Investments in U.S. Government securities ..............................           -0-        500,000
Accounts receivable, less allowance for doubtful accounts of $13,512
     at June 30, 2001 and $11,786 at December 31, 2000 .................        98,276        101,202
Amounts due from consulting customers ..................................           -0-      1,279,891
Note receivable ........................................................       527,000            -0-
Amount due from affiliates .............................................       355,022        355,022
Acquisition costs ......................................................       293,447            -0-
Other current assets ...................................................       245,552        247,400
                                                                           -----------    -----------

     Total current assets ..............................................     2,795,105      2,515,962
Note receivable ........................................................           -0-        527,000
Amounts due from officer ...............................................       330,000        330,000
Investment in Technology Keiretsu, LLC .................................     1,065,251      1,065,251
Investment in SupportScape, Inc. .......................................       250,000        250,000
Property and equipment, at cost, less accumulated depreciation .........       115,063        138,690
Goodwill and other intangibles, less accumulated amortization ..........       174,107        182,143
Other assets ...........................................................        86,731        129,025
                                                                           -----------    -----------
                                                                           $ 5,109,704    $ 5,138,071
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit .........................................................   $   102,500    $   102,500
Accounts payable .......................................................       412,681        324,145
Accrued expenses .......................................................       413,561        368,119
                                                                           -----------    -----------
        Total current liabilities ......................................       928,742        794,764
                                                                           -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding       ___            ___
Common stock, no par value, 20,000,000 shares authorized,
     3,923,544 shares issued and outstanding at June 30, 2001
     and December 31, 2000 .............................................     8,535,279      8,535,279
Paid-in capital ........................................................     1,976,746      2,180,913
Accumulated deficit ....................................................    (5,485,230)    (5,322,885)
Subscription receivable ................................................      (845,833)    (1,050,000)
                                                                           -----------    -----------
     Total stockholders' equity ........................................     4,180,962      4,343,307
                                                                           -----------    -----------
                                                                           $ 5,109,704    $ 5,138,071
                                                                           ===========    ===========

         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                         TECHSYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                      Three Months Ended            Six Months Ended
                                                 JUNE 30, 2001  JUNE 30, 2000  JUNE 30, 2001  JUNE 30, 2000
                                                 -------------  -------------  -------------  -------------
Revenues from continuing operations
     Dry cleaning services ....................   $   273,657    $   270,081    $   603,955    $   585,998
     Consulting services ......................        47,223         83,331         47,223        166,662
                                                  -----------    -----------    -----------    -----------
                                                      320,880        353,412        651,178        752,660

Costs of services .............................       249,793        226,264        504,017        454,226
General and administrative expenses ...........       409,935        827,630        919,788      2,486,212
Depreciation and amortization .................        13,595         11,830         27,191         24,302
Costs of failed acquisition ...................           -0-            -0-            -0-        322,609
Interest income, net ..........................       (22,212)       (35,276)       (37,473)       (63,896)
Gain on sale of business ......................           -0-       (755,764)           -0-       (755,764)
                                                  -----------    -----------    -----------    -----------
     TOTAL COSTS AND EXPENSES .................       651,111        274,684      1,413,523      2,467,689
                                                  -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS ......      (330,231)        78,728       (762,345)    (1,715,029)
                                                  -----------    -----------    -----------    -----------

BENEFIT FOR INCOME TAXES ......................           -0-            -0-       (226,500)      (157,000)
                                                  -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS .................      (330,231)        78,728       (535,845)    (1,558,029)
                                                  -----------    -----------    -----------    -----------

INCOME FROM DISCONTINUED OPERATIONS, LESS
     APPLICABLE INCOME TAXES OF $226,500 AND
     $157,000 FOR THE SIX MONTHS ENDED JUNE 30,                                                       2001
     AND 2000, RESPECTIVELY ...................           -0-            -0-        373,500        258,082
                                                  -----------    -----------    -----------    -----------

NET INCOME (LOSS) .............................      (330,231)        78,728       (162,345)    (1,299,947)
                                                  -----------    -----------    -----------    -----------

ACCUMULATED DEFICIT
     BEGINNING OF PERIOD ......................    (5,154,999)    (4,261,244)    (5,322,885)    (2,882,569)
                                                  -----------    -----------    -----------    -----------
     END OF PERIOD ............................   $(5,485,230)   $(4,182,516)   $(5,485,230)   $(4,182,516)
                                                  ===========    ===========    ===========    ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
     CONTINUING OPERATIONS ....................   $      (.08)   $       .02    $      (.14)   $      (.45)
                                                  -----------    -----------    -----------    -----------
     DISCONTINUED OPERATIONS ..................           -0-            -0-            .10            .07
                                                  -----------    -----------    -----------    -----------
     NET INCOME (LOSS) PER SHARE ..............   $      (.08)   $       .02    $      (.04)   $      (.38)
                                                  ===========    ===========    ===========    ===========

BASIC WEIGHTED AVERAGE SHARES
     OUTSTANDING ..............................     3,923,544      3,595,181      3,923,544      3,459,267
                                                  ===========    ===========    ===========    ===========

DILUTED WEIGHTED AVERAGE SHARES ...............     3,923,544      4,399,284      3,923,544      3,459,267
                                                  ===========    ===========    ===========    ===========
       OUTSTANDING


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ARE AN INTEGRAL PART OF THESE STATEMENTS.



                         TECHSYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                              2001            2000
                                                                              ----            ----
                                                                           (UNAUDITED)     (UNAUDITED)

Cash Flows From Operating Activities:
Net loss  .............................................................    $  (162,345)   $(1,299,947)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization.....................................         35,919         32,789
     Loss on equity investment.........................................            -0-         18,078
     Income from discontinued operations...............................       (600,000)      (415,082)
     Stock based compensation expense..................................            -0-      1,527,000
     Stock issued in settlement........................................            -0-        325,000
     Changes in operating assets and liabilities:
            Accounts receivable........................................          2,926         (3,876)
            Other assets...............................................       (249,305)         1,645
            Amounts due from affiliates ...............................            -0-        (43,515)
            Accounts payable...........................................         88,536       (372,228)
            Accrued expenses...........................................         45,442       (817,979)
                                                                           -----------    -----------
Net cash used in operating activities .................................       (838,827)    (1,048,115)
                                                                           -----------    -----------

Cash Flows From Investing Activities:
     Repayment of notes receivable.....................................            -0-        500,000
     Repayment of PineTree deposit.....................................            -0-        915,000
     Amounts repaid by consulting customers............................      1,879,891        415,082
     Investment in Little Universe LLC.................................            -0-       (250,000)
     Proceeds from sale of U.S. Government securities..................        500,000      1,480,220
     Purchases of property and equipment...............................         (4,256)       (10,619)
                                                                           -----------    -----------
Net cash provided by investing activities..............................      2,375,635      3,049,683
                                                                           -----------    -----------

Cash Flows From Financing Activities:
     Net borrowings under line of credit...............................            -0-         32,500
     Proceeds from exercise of stock options...........................            -0-          6,250
                                                                           -----------    -----------
Net cash provided by financing activities..............................            -0-         38,750
                                                                           -----------    -----------

Net increase in cash and cash equivalents..............................      1,536,808      2,040,318
Cash and cash equivalents, beginning of year...........................         32,447        118,245
                                                                           -----------    -----------
Cash and cash equivalents, end of period...............................    $ 1,569,255    $ 2,158,563
                                                                           ===========    ===========

Supplemental Disclosures of Cash Flow Information:
     Cash paid for income taxes........................................    $     9,258    $     5,682
                                                                           ===========    ===========
     Cash paid for interest............................................    $     3,326    $     2,870
                                                                           ===========    ===========

Non-Cash Disclosures:

     The Company issued 30,000 shares of common stock to an outside consultant valued at $180,000 and 150,000 warrants to financial services providers in 2000 in consideration of professional services valued at $238,500.

     The Company issued 181,485 shares of common stock valued at $1,108,500 in 2000 in connection with the cashless exercise of stock options.

     The Company issued 100,000 shares of common stock in 2000 valued at $325,000 in connection with a settlement of a failed acquisition.



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         TECHSYS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  NATURE OF BUSINESS:

TechSys, Inc. (the "Company") is in the business of investing in and acquiring technology businesses based in emerging markets and operates a dry cleaning business that provides dry cleaning services primarily to the hospitality industry in the Phoenix, Arizona area.

(2)  INCOME (LOSS) PER SHARE:

Basic income (loss) per share represents net income (loss) divided by the weighted average shares outstanding. Diluted income (loss) per share represents net income (loss) divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding stock options and warrants, if dilutive.

For the three and six months ended June 30, 2001, the basic and diluted weighted average common shares outstanding were 3,923,544. For the three months ended June 30, 2000, the basic weighted average common shares outstanding were 3,595,181, and the weighted average common shares outstanding assuming dilution was 4,399,284. The difference of 804,103 relates to incremental shares issuable relating to dilutive stock options and warrants. For the six months ended June 30, 2000, the basic and diluted weighted average common shares outstanding were 3,459,267. As of June 30, 2001, there were outstanding options to purchase 2,801,100 shares of the Company's common stock issued to employees, officers and Directors of the Company and warrants to purchase 1,267,500 shares of the Company's common stock issued to outside service providers which were excluded from basic and diluted net income (loss) per share for the period because the effect would be antidilutive.

(3)  RELATED PARTY TRANSACTIONS:

As of June 30, 2001, the Company has advanced $355,022 to TechTron, Inc. ("TechTron") net of repayments. Most of the outstanding shares of TechTron, Inc. are owned by Alvin S. Trenk, a Director of the Company, Martin G. Jacobs, M.D., Director of the Company and Steven L. Trenk, Chairman of the Board of Directors and President of the Company (collectively "Certain Executive Officers"). The Company has obtained promissory notes from TechTron for all of the advances. The majority of the notes issued in connection with these advances bear interest at a rate of 8% per annum and are payable upon demand. TechTron notified the Company in 2000 that it had received proceeds from settled litigation and intends to repay the Company for advances made by the Company to TechTron. Repayment is anticipated in 2001.

On March 21, 2000, the Company awarded 30,000 shares of the Company's common stock, valued at $180,000, as additional compensation to Jeffrey M. Trenk. Jeffrey M. Trenk currently provides consulting services to the Company's dry cleaning operation. Jeffrey M. Trenk is the son of Alvin S. Trenk, nephew of Martin G. Jacobs and brother of Steven L. Trenk, collectively, the Certain Executive Officers. The Company has recorded $180,000 in general and administrative expenses relating to the issuance of these shares in the accompanying Consolidated Statements of Operations.

On January 29, 1998, Upper Manhattan Dialysis Center, Inc. ("UMDC") sold substantially all of its assets to Renal Research Institute, LLC ("RRI") for an aggregate purchase price of approximately $7,984,000. Fifty percent of the outstanding common stock of UMDC is owned by Certain Executive Officers.

On January 29, 1998 (the "First RRI Closing") the Company received approximately $2,665,000 from UMDC. Subsequent to the First RRI Closing, the Company received additional payments aggregating $415,082 in 2000 and $310,000 in 1998 from UMDC through December 31, 2000. In February 2001, RRI paid UMDC additional amounts aggregating approximately $3,279,000, representing the remainder of the purchase price less the net value of certain current assets retained by UMDC. In connection with the payments made to UMDC by RRI, the Company received $1,279,890 in additional payments due from UMDC. In April 2001, the Company received an additional payment of $600,000 from UMDC as repayment of all remaining amounts due from UMDC as well as amounts assigned to the Company by Certain Executive Officers. Accordingly, as of June 30, 2001 and for the year ended December 31, 2000 respectively, the Company recorded $600,000 and $1,694,972 in additional revenues related to payments from UMDC not previously recorded as receivables due to realization uncertainties. Such revenues are included in income from discontinued operations.

(4) FAILED MERGER:

On February 5, 1999, the Company and TelaLink Network, Ltd., a privately held Delaware corporation ("TelaLink") executed an Agreement and Plan of Merger ("TelaLink Merger Agreement") to merge the two companies in a stock_for_stock transaction (the "TelaLink Merger"). On September 21, 1999, the Company terminated the TelaLink Merger Agreement upon determining that financing for the proposed transactions would not be available on terms acceptable to the Company.

As of the date of termination, the Company had loaned a total of $1,027,000 to TelaLink and its affiliates to provide working capital pursuant to promissory notes made by TelaLink in favor of the Company bearing an interest rate of 12% per annum which were due and payable on April 30, 2000. On January 19, 2000, the Company sold its interests in the TelaLink notes, as discussed below.

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

On January 19, 2000, the Company received $1,463,800 and subsequent payment of $1,538 pursuant to the terms of an Inter-Party Agreement by and among the Company, Quorum Communications, Inc., TelaLink, Country Road Communications, Inc. ("Country Road"), Prudential Insurance Company of

America and various other unrelated third parties. Under the terms of the agreement, the Company sold its interest in the various TelaLink notes totaling $1,027,000 to Country Road for a purchase price of up to $1,100,000 of which $500,000 was paid at closing and the balance paid in the form of a promissory note. The note bears interest at a rate of 6.5% per annum and matures January 19, 2005. Interest is due and payable in annual installments on January 19, 2001, the first of which was received by the Company by such date, and on each anniversary thereafter up to and including the maturity date. Country Road has the right to prepay the note. If Country Road makes aggregate payments equal to $500,000 plus accrued and unpaid interest thereon prior to January 19, 2002, the obligation will be deemed satisfied in full. Under certain conditions, Country Road may be required to prepay a principal amount of $500,000 plus accrued and unpaid interest.

The Company also received reimbursement of the $915,000 PTTC deposit plus accrued interest of $50,338 in exchange for the Company assigning all of its rights and obligations under the PTTC Stock Purchase Agreement.

On April 21, 2000, the Company issued 100,000 shares of the Company's common stock , with a fair market value of $325,000, to a third party equity investor of TelaLink Network, Ltd. in exchange for the release of any and all claims and liens that it may have the right to assert against TelaLink and the Company. This value is included in costs of failed acquisition in 2000.

(5) INVESTMENTS IN INFORMATION TECHNOLOGY BUSINESSES

On August 31, 2000, the Company purchased a 2% equity interest in Technology Keiretsu, LLC ("TK"), the parent company of Alliant Technologies, Inc. ("Alliant"). Alliant is a provider of Internet technology solutions for business that offers a complete range of services, including strategic business consulting, e-commerce application development, business process engineering and infrastructure engineering. The purchase price for the Company's interest was $250,000 cash and 66,666 shares of the Company's common stock valued at $583,327, or $8.75 per share, which was the fair market value of the stock on the date the transaction was consummated. On September 29, 2000, the Company executed an Exchange Agreement whereby the Company exchanged its 25% interest in Little Universe, LLC ("LU"), acquired from Alliant in April 2000 for $250,000, for an additional 1% equity interest in TK. Prior to the exchange the Company had recorded $18,076 in loss related to their equity portion of LU's loss. The investment in TK is carried at cost.

On September 1, 2000, the Company purchased a 4% equity interest in SupportScape, Inc. The all-cash purchase price for the Company's interest was $250,000. SupportScape is a web resource which provides real time customer support to e-businesses through personalized mail response service to customers through online query forms and e-mails as well as live one-to-one chat. The investment in SupportScape is carried at cost.

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

The purchase price for the 200,000 shares of common stock was $750,000, or $3.75 per share, which was the fair market value of the stock on the date the agreement was executed and the purchase price for the warrant was $350,000, resulting in an aggregate purchase price of $1,100,000 (the "Purchase Price"). Lazar paid the Company $50,000 in cash, and delivered to the Company a $1,050,000 secured recourse promissory note (the "Note"), with an interest rate of 7% per annum for a term of three years, as payment of the Purchase Price. The
Note is included in stockholders' equity as a subscription receivable.

On December 5, 2000, the Company entered into an agreement with Lazar whereby the Company obtained the right under certain circumstances to purchase from Lazar portions of the Lazar Warrant. The purchase price would be paid by the Company by a reduction of the unpaid principal amount due from Lazar pursuant to the Note. The Company's right to purchase portions of the Lazar Warrant extended for a period of 180 days from the date of the agreement. As of June 30, 2001, the Company exercised its entire available purchase rights and purchased an aggregate of rights to purchase 5,950,000 shares under the Lazar Warrant at an aggregate exercise price of $204,167.

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

(7) SUBSEQUENT EVENTS - FUEL CELL COMPANY ACQUISITIONS

The Company and Fuel Cell Companies, Inc., a privately held Nevada corporation, ("FCCI"), entered into an Agreement and Plan of Merger, (the "Merger Agreement") pursuant to which the Company was to merge a wholly-owned subsidiary of the Company with and into FCCI in a stock-for-stock transaction (the "Merger").

On August 2, 2001, the Company, FCCI and certain executive officers of FCCI entered into an Exchange Agreement dated July 31, 2001 (the "Exchange Agreement") pursuant to which the Merger Agreement was terminated by mutual consent and the Company acquired from FCCI all of the capital stock of Micro Fuel Cell Systems, Inc., ("MFCS") SOFC Energy, Inc., ("SOFC Energy") and Clean Power Industries, Inc., (CPI") owned by FCCI including all such capital stock previously owned, directly or indirectly, by the executive officers of FCCI, representing approximately 82%, 84% and 100% of the outstanding equity of MFCS, SOFC Energy and CIP, respectively. As a result of this transaction, the Company is now in the fuel cell technology business.

SOFC Energy is a company strategically partnered with Adelan, Ltd. ("Adelan"), which is located in Birmingham, England. SOFC Energy is a Solid Oxide Fuel Cell commercialization company developing proprietary systems and products related to the portable, automotive, residential, and commercial sectors utilizing Adelan's Solid Oxide Fuel Cell technology. As a result of the strategic relationship with Adelan, SOFC Energy holds worldwide exclusive rights to all exploitation of Adelan's Solid Oxide Fuel Cell technologies related to Adelan's Solid Oxide Fuel Cell fuel processing and its patents pending. Early commercialization applications where Solid Oxide Fuel Cells are expected to find dominant and competitive positions include portable power systems and auxiliary power units for trucks, automobiles and recreational vehicles.

MFCS is a company enrolled in the Technology Affiliates Program with the California Institute of Technology ("CalTech"), and the Jet Propulsion Laboratory ("JPL"), a federally funded research and development facility managed by CalTech for the National Aeronautics and Space Administration ("NASA"). As a result of the affiliate relationships with JPL and CalTech, MFCS holds exclusive rights to all exploitation of the micro DMFC technologies that are currently patent pending to JPL and CalTech. To date, JPL and CalTech have filed the first of what is expected to be multiple patents for micro DMFC related technologies and processes. Micro DMFCs produce electricity from the simple components of methanol, water and air. The DMFC converts the energy in methanol into an electric current, and will be used to power portable electronic devices such as cell phone, PDAs, laptops, and other small electronic devices.

The Company acquired FCCI's equity interests in SOFC Energy and MFCS in exchange for the Company's purchase and cancellation of notes (the "FCCI Notes") of FCCI for loans in the aggregate principal amount of $700,000, together with accrued interest thereon. The loans to FCCI were made by a New York lender ("the Lender") in which a Company Director is a founding partner. The Company issued to the Lender a promissory note ("the Company Promissory Note") for $725,866, representing principal plus accrued interest on the FCCI Notes as of the date of the transaction. The Company Promissory Note has an interest rate of 8% and is due and payable on or before October 29, 2001. In connection with the transaction, the Lender assigned all of its interest in the Company Promissory Note to TechTron which was the 100% participant in the loans to FCCI made by the Lender.

Pursuant to the Exchange Agreement, the Company issued 780,000 shares of common stock to FCCI with an approximate value of $1,021,800, or $1.31 per share, which was the fair market value of the Company's common stock on the date of the transaction. The 780,000 shares represent consideration paid by the Company to secure the additional stock interests in SOFC Energy and MFCS held by FCCI's executive officers and to secure certain non-competition covenants of FCCI and its executive officers and agreements necessary for the Company to properly consummate the transaction.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000.

On October 8, 1997, the Company completed the sale of substantially all its New Jersey, New York,

Connecticut and Pennsylvania dialysis business assets to IHS of New York, a New York corporation ("IHS"). Following the IHS closing, the Company's sources of revenue included amounts payable for consulting services to be provided to IHS through October 2000, at a rate of $27,777 per month. For the six months ended June 30, 2001 and 2000, the Company recognized $47,223 and $166,662, respectively, for consulting services under this agreement. The reduction in 2001 revenue versus the prior year revenue is due to the expiration of the agreement in October, 2000. Amounts recorded in 2001 relate to payments received by the Company in July, 2001 pursuant to a settlement agreement between the Company and IHS which were previously unrecorded by the Company due to realization uncertainties. (See Part II, Item 1. - Legal Proceedings).

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

In November 1999, the Company formed Valet-USA, Inc. ("Valet") a wholly-owned subsidiary, to provide dry cleaning services to focus primarily on the hospitality industry in the Phoenix, Arizona area. As of August 7, 2001, Valet provided employee, guest, drapery and linen dry cleaning services to approximately 184 hotel customers in the Phoenix area. The Company believes that it can generate higher revenues from the hospitality business than it derived from the retail business and that the Company will benefit due to a reduction in personnel, supplies, capital equipment lease obligations and real property leases as a result of the sale of the retail business. Valet currently operates a single plant and drop store from a leased location.

REVENUES

The Company's dry cleaning operation revenues were $603,955 and $585,998 for the six months ended June 30, 2001 and 2000, respectively. Of these amounts, approximately $509,121 and $478,971 or 84% and 82% in 2001 and 2000,
respectively, related to dry cleaning services provided to hotel customers. The remaining $94,834 and $107,027 in 2001 and 2000, respectively, related to retail dry cleaning services. The Company anticipates that hotels will continue to be the major source of dry cleaning revenue. Valet continues to target additional businesses in the Phoenix, Arizona area to maximize plant capacity usage as well as broaden the Company's revenue base.

For the six months ended June 30, 2001 and 2000, respectively, the Company recorded $600,000 and $415,082 in additional revenues related to payments from Upper Manhattan Dialysis Center, Inc. ("UMDC"), not previously recorded due to realization uncertainties. Such amount has been included in income from discontinued operations in the accompanying Consolidated Statements of Operations.



COST OF SERVICES

Cost of services was $504,017 and $454,226 or 83% and 78% of revenues attributable to the Company's dry cleaning business in 2001 and 2000, respectively. Cost of services is mostly comprised of $345,909 and $322,024 in salaries and other payroll expenses as well as $60,157 and $66,429 for supplies for the six months ended June 30, 2001 and 2000, respectively. Management continues to seek ways to reduce Valet's costs and to increase revenues.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $919,788 for the six months ended June 30, 2001, as compared with $2,486,212 for the six months ended June 30, 2000. The net decrease of $1,566,424 relates primarily to $1,108,500 in compensation expense recorded in 2000 related to the cashless exercise of stock options and $418,500 in consulting expense in connection with the issuance of 30,000 shares of common stock valued at $180,000 to an outside consultant (See
Note 3 to the Consolidated Financial Statements) and warrants to financial services providers valued at $238,500.

COSTS OF FAILED ACQUISITION

In connection with a failed acquisition and as part of a settlement agreement, the Company became obligated at the time of settlement closing to issue 100,000 shares of the Company's common stock to a third party equity investor of TelaLink Network, Ltd. ("TelaLink") in exchange for the release of any and all claims and liens that it may have the right to asset against TelaLink and the Company. Such shares were issued in 2000 and valued at $325,000, the fair market value. This amount is included in costs of failed acquisition in 2000 (See Note 4 to the Consolidated Financial Statements).

GAIN ON SALE OF BUSINESS

On November 16, 1999, the Company sold its majority interest in United to UDC Acquisition Corp., Inc. ("UDC Acquisition"), an Arizona corporation. The majority of the outstanding common stock of UDC Acquisition is owned by Jeffrey
M. Trenk, brother of Steven L. Trenk, son of Alvin S. Trenk and nephew of Martin
G. Jacobs, collectively, the Certain Executive Officers. The sale included net fixed assets of $199,292, a write-off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015. The Company recognized a gain related to the transaction of $755,764 in the second quarter of 2000, when certain contingencies were resolved.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the six months ended June 30, 2001 and 2000 totaled $35,919 and $32,789, respectively, of which $8,728 and $8,487 is included in cost of services.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income was $37,473 and $63,896 for the six months ended June 30, 2001 and 2000, respectively. The decrease of $26,423 relates primarily to the decrease in cash and cash equivalents available for investment by the Company.

INCOME TAXES

All of the Company's deferred tax assets as of June 30, 2001 have been offset by a valuation allowance as a result of the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a positive net cash flow of $1,536,808 for the six months ended June 30, 2001. Net cash used in operating activities of $838,827 related primarily to the income from discontinued operations of $600,000 as well as the Company's net loss of $162,345. Net cash provided by investing activities of $2,375,635 reflects amounts repaid by consulting customers of $1,879,891 as well as proceeds from the sale of U.S. Government securities of $500,000.

As of December 31, 2000, the Company had advanced $355,022 to TechTron, net of repayments. The Company has obtained demand promissory notes from TechTron for all of the advances, of which the majority of notes issued bear an 8% rate of interest. Interest of approximately $133,000 has accrued through June 30,2001, but has not been recorded due to realization uncertainty. TechTron has notified the Company that they have received proceeds from settled litigation to repay advances made by the Company to TechTron. Repayments of the advances to TechTron is expected in 2001. All amounts due from TechTron are unsecured and are guaranteed by Certain Executive Officers in their capacities as Officers and Directors of TechTron.

The Company will need to obtain additional financing to fund the Company's newly acquired fuel cell subsidiary operations. There can be no assurance that the Company will be able to obtain adequate financing. The Company expects that its cash and cash equivalents will be sufficient to fund the Company's operations through March 31, 2002.

In 1999, the Company arranged for a $250,000 line of credit for Valet to fund its daily operations. The line bears interest at a rate of 8% per annum and is payable on demand. The line of credit is with a company owned by a Director of the Company. As of June 30, 2001, $147,500 of debt availability remained on the line.

RECENT DEVELOPMENTS

On January 29, 1998 (the "First RRI Closing") the Company received approximately $2,665,000 from UMDC. Subsequent to the First RRI Closing, the Company received additional payments aggregating $415,082 in 2000 and $310,000 in 1998 from UMDC through December 31, 2000. In February 2001, RRI paid UMDC additional amounts aggregating approximately $3,279,000, representing the remainder of the purchase price less the net value of certain current assets retained by UMDC. In connection with the payments made to the Company by RRI, the Company received $1,279,890 in additional payments due from UMDC. In April 2001, the Company received an additional payment of $600,000 from UMDC as repayment of all remaining amounts due from UMDC as well as amounts assigned to the Company by Certain Executive Officers. Accordingly, in 2001 and 2000 respectively, the Company recorded $600,000 and $1,694,972 in additional revenues related to payments from UMDC in 2001 and 2000 not previously recorded as receivables due to realization uncertainties. Such revenues are included in income from discontinued operations.

On December 5, 2000, the Company entered into an agreement with Lazar whereby the Company obtained the right under certain circumstances to purchase from Lazar portions of the Lazar Warrant. The purchase price would be paid by the Company by a reduction of the unpaid principal amount due from Lazar pursuant to the Note. The Company's right to purchase portions of the Lazar Warrant extended for a period of 180 days from the date of the agreement. As of June 30, 2001, the Company exercised its entire available purchase rights and purchased an aggregate of rights to purchase 5,950,000 shares under the Lazar Warrant at an aggregate exercise price of $204,167.

On April 5, 2001 the Company and Fuel Cell Companies, Inc., a privately held Nevada corporation, ("FCCI"), entered into an Agreement and Plan of Merger, (the "Merger Agreement") pursuant to which the Company was to merge a wholly-owned subsidiary of the Company with and into FCCI in a stock-for-stock transaction,(the "Merger").

On August 2, 2001, the Company, FCCI and certain executive officers of FCCI entered into an Exchange Agreement dated July 31, 2001 (the "Exchange Agreement") pursuant to which the Merger Agreement was terminated by mutual consent and the Company acquired from FCCI all of the capital stock of Micro Fuel Cell Systems, Inc., ("MFCS") SOFC Energy, Inc., ("SOFC Energy") and Clean Power Industries, Inc., (CPI")owned by FCCI including all such capital stock previously owned, directly and indirectly by the executive officers of FCCI, representing approximately 82%, 84% and 100% of the outstanding equity of MFCS, SOFC Energy and CIP, respectively. As a result of this transaction, the Company is now in the fuel cell technology business.

SOFC Energy is a company strategically partnered with Adelan, Ltd. ("Adelan"), which is located in Birmingham, England. SOFC Energy is a Solid Oxide Fuel Cell commercialization company developing proprietary systems and products related to the portable, automotive, residential, and commercial sectors utilizing Adelan's Solid Oxide Fuel Cell technology. As a result of the strategic relationship with Adelan, SOFC Energy holds worldwide exclusive rights to all exploitation of Adelan's Solid Oxide Fuel Cell technologies related to Adelan's Solid Oxide Fuel Cell fuel processing and its patents pending. Early commercialization applications where Solid Oxide Fuel Cells are expected to find dominant and competitive positions include portable power systems and auxiliary power units for trucks, automobiles and recreational vehicles.

MFCS is a company enrolled in the Technology Affiliates Program with the California Institute of Technology ("CalTech"), and the Jet Propulsion Laboratory ("JPL"), a federally funded research and development facility managed by CalTech for the National Aeronautics and Space Administration ("NASA"). As a result of the affiliate relationships with JPL and CalTech, MFCS holds exclusive rights to all exploitation of the micro DMFC technologies that are currently patent pending to JPL and CalTech. To date, JPL and CalTech have filed the first of what is expected to be multiple patents for micro DMFC related technologies and processes. Micro DMFCs produce electricity from the simple components of methanol, water and air. The DMFC converts the energy in methanol into an electric current, and will be used to power portable electronic devices such as cell phone, PDAs, laptops, and other small electronic devices.

The Company acquired FCCI's equity interests in SOFC Energy and MFCS in exchange for the Company's purchase and cancellation of notes (the "FCCI Notes") of FCCI for loans in the aggregate principal amount of $700,000, together with accrued interest thereon. The loans to FCCI were made by a New York lender ("the Lender") in which a Company Director is a founding partner. The Company issued to the Lender a promissory note ("the Company Promissory Note") for $725,866, representing principal plus accrued interest on the FCCI Notes as of the date of the transaction. The Company Promissory Note has an interest rate of 8% and is due and payable on or before October 29, 2001. In connection with the transaction, the Lender assigned all of its interest in the Company Promissory Note to TechTron which was the 100% participant in the loans to FCCI made by the Lender.

Pursuant to the Exchange Agreement, the Company issued 780,000 shares of common stock to FCCI with an approximate value of $1,021,800, or $1.31 per share, which was the fair market value of the Company's common stock on the date of the transaction. The 780,000 shares represent consideration paid by the Company to secure the additional stock interests in SOFC Energy and MFCS held by FCCI's executive officers and to secure certain non-competition covenants of FCCI and its executive officers and agreements necessary for the Company to properly consummate the transaction.

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

In June 2001, the Company executed a Settlement Agreement and General Release (the "Settlement Agreement") by and among the Company, Alpha Administration Corp. ("Alpha"), a former consulting customer of the Company, and IHS. Under the Settlement Agreement, IHS paid the Company $75,000 in satisfaction of all unpaid consulting fees pursuant to the consulting agreement and agreed to the release of the balance of the escrow account to the Company in exchange for indemnification by Alpha for certain liabilities. The Company received the $75,000 consulting payment and the balance of $141,290 in the escrow account was released to the Company in July 2001.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         (b) Reports on Form 8-K.

On April 30, 2001, the Company filed with the SEC a Current Report on Form 8-K reporting an event under Item 5 - Other Events.

On May 4, 2001, the Company filed with the SEC an Amendment to a Current Report on Form 8-K/A amending the Current Report on Form 8-K filed with the SEC on April 30, 2001 reporting an event under Item 5 - Other Events.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TECHSYS, INC.

Date:    August 14, 2001                       By: /s/ Steven L. Trenk
------------------------                       -----------------------
                                              Steven L. Trenk
                                              Chairman and President
                                              (Principal Executive Officer)
                                              Chief Operating Officer
                                              Director

Date:    August 14, 2001                      /s/ Mark N. Raab
------------------------                      ----------------
                                              Chief Financial Officer
                                              Principal Financial Officer