Form 10QSB/A
period 2001-06-30
TECHSYS INC
filed 2001-08-27
CIK 922488

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

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings .......................................14

     Item 6.      Exhibits and Reports on Form 8-K ........................15

SIGNATURES ................................................................16

                          TECHSYS INC. AND SUBSIDIARIES
                                  FORM 10-QSB/A
                                  JUNE 30, 2001

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



                         TECHSYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                     JUNE 30, 2001     DEC. 31, 2000
                                                                           -------------     -------------

Current Assets:
Cash and cash equivalents ..............................................   $ 1,569,255    $    32,447
Investments in U.S. Government securities ..............................           -0-        500,000
Accounts receivable, less allowance for doubtful accounts of $13,512
     at June 30, 2001 and $11,786 at December 31, 2000 .................        98,276        101,202
Amounts due from consulting customers ..................................           -0-      1,279,891
Note receivable ........................................................       527,000            -0-
Amount due from affiliates .............................................       355,022        355,022
Other current assets ...................................................       245,552        247,400
                                                                           -----------    -----------

     Total current assets ..............................................     2,795,105      2,515,962
Note receivable ........................................................           -0-        527,000
Amounts due from officer ...............................................       330,000        330,000
Investment in Technology Keiretsu, LLC .................................     1,065,251      1,065,251
Investment in SupportScape, Inc. .......................................       250,000        250,000
Property and equipment, at cost, less accumulated depreciation .........       115,063        138,690
Goodwill and other intangibles, less accumulated amortization ..........       174,107        182,143
Other assets ...........................................................       380,178        129,025
                                                                           -----------    -----------
                                                                           $ 5,109,704    $ 5,138,071
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit .........................................................   $   102,500    $   102,500
Accounts payable .......................................................       412,681        324,145
Accrued expenses .......................................................       413,561        368,119
                                                                           -----------    -----------
        Total current liabilities ......................................       928,742        794,764
                                                                           -----------    -----------

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