Form 10QSB
period 2001-09-30
TECHSYS INC
filed 2001-11-14
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     SEPTEMBER 30, 2001
                                     -------------------------------------------


                                     - OR -

      [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    --------------------------

      Commission File Number                 0-24542
                              ------------------------------------------

                                  TECHSYS, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            NEW JERSEY                                        22-3276736
----------------------------------                  ----------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

            147 COLUMBIA TURNPIKE
         FLORHAM PARK, NEW JERSEY                                   07932
      ---------------------------------               --------------------------
      (Address of Principal Executive Offices)                    Zip Code

      Registrant's Telephone Number, Including Area Code       (973) 236-1919
                                                         -----------------------




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


      Applicable only to corporate issuers.

      Shares outstanding as of November 7, 2001, 4,703,544 shares of common stock, no par value.

      Transitional Small Business Disclosure Format:   Yes ____   No     X
                                                                      -------

                                  TECHSYS, INC.

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION

     Item 1.    Financial Statements ..........................................2

                Consolidated Balance Sheets
                as of September 30, 2001 (unaudited)
                and December 31, 2000..........................................2

                Consolidated Statements of Operations and Accumulated Deficit for the Three and Nine Months Ended
                September 30, 2001, (unaudited) and
                September 30, 2000 (unaudited).................................3

                Consolidated Statements of Cash Flows
                for the Nine Months Ended
                September 30, 2001 (unaudited) and
                September 30, 2000 (unaudited).................................4

                Notes to Consolidated Financial Statements (unaudited).........6

     Item 2.    Management's Discussion and Analysis or Plan of Operation.....12

PART II.        OTHER INFORMATION

     Item 1.    Legal Proceedings . . . . . ..................................19

     Item 6.    Exhibits and Reports on Form 8-K..............................20

SIGNATURES .................................................................. 21

                          TECHSYS INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                               SEPTEMBER 30, 2001

           This Report on Form 10-QSB contains "forward-looking statements" that are based on management's assumptions, estimates and projections. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward- looking statements as a result of various factors, including, without limitation, the uncertainty of the Company's ability to succeed in its business strategy to acquire companies in the technology industry, develop power cell technologies, and increase the number of commercial hotels serviced by its dry cleaning business. Such factors are described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Dry Cleaning Business" in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001, in the Forward Looking Statement Section of Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on August 15, 2001 and other factors set forth in the Company's registration statement (No. 333-47756) filed with the Securities and Exchange Commission on October 11, 2000.

PART I.                    FINANCIAL INFORMATION

           The comparative consolidated statements of operations, balance sheets and statements of cash flows for TechSys, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

           The consolidated financial statements and accompanying financial information for the three and nine month periods ended September 30, 2001 and 2000 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form 10-KSB filed with the Securities and Exchange Commission.






                         TECHSYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                     SEPT. 30, 2001 DEC. 31, 2000
                                                                           -------------- -------------
                                                                             (UNAUDITED)
Current Assets:
Cash and cash equivalents ..............................................   $ 1,560,960    $    32,447
Investments in U.S. Government securities ..............................        -0-           500,000
Accounts receivable, less allowance for doubtful accounts of $16,666
      at September 30, 2001 and $11,786 at December 31, 2000 ...........        89,553        101,202
Amounts due from consulting customers ..................................        -0-         1,279,891
Amount due from affiliates .............................................        -0-           355,022
Other current assets ...................................................        89,028        247,400
                                                                           -----------    -----------
      Total current assets .............................................     1,739,541      2,515,962
Note receivable ......................................................          -0-           527,000
Amounts due from officer ...............................................       295,000        330,000
Investment in Technology Keiretsu, LLC .................................       265,800      1,065,251
Investment in SupportScape, Inc. .......................................       250,000        250,000
Property and equipment, at cost, less accumulated depreciation .........       113,746        138,690
Goodwill and other intangibles, less accumulated amortization ..........     1,383,163        182,143
Other assets ..........................................................         85,747        129,025
                                                                           -----------    -----------
                                                                           $ 4,132,997    $ 5,138,071
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit .........................................................   $   102,500    $   102,500
Note payable to affiliate ..............................................       370,844          -0-
Accounts payable .......................................................       571,933        324,145
Accrued expenses .......................................................       545,349        368,119
                                                                           -----------    -----------
         Total current liabilities .....................................     1,590,626        794,764
                                                                           -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding          --             --
Common stock, no par value, 20,000,000 shares authorized,
      4,703,544 and 3,923,544 shares issued and outstanding at
       September 30, 2001 and December 31, 2000, respectively ..........     9,557,079      8,535,279
Paid-in capital ........................................................     2,201,063      2,180,913
Accumulated deficit ....................................................    (8,369,938)    (5,322,885)
Subscription receivable ................................................      (845,833)    (1,050,000)
                                                                           -----------    -----------
      Total stockholders' equity .......................................     2,542,371      4,343,307
                                                                           -----------    -----------
                                                                           $ 4,132,997    $ 5,138,071
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



                         TECHSYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                         Three Months Ended              Nine Months Ended
                                                   SEPT. 30, 2001  SEPT. 30, 2000 SEPT.30, 2001  SEPT. 30, 2000
                                                   --------------  -------------- -------------  --------------
Revenues from continuing operations
     Dry cleaning services ......................   $   209,806    $   256,684    $   813,761    $   842,682
     Consulting services ........................           -0-            -0-         47,223        166,662
                                                    -----------    -----------    -----------    -----------
                                                        209,806        256,684        860,984      1,009,344
                                                    -----------    -----------    -----------    -----------
Costs of services ...............................       214,960        230,325        718,977        679,218
General and administrative expenses .............       734,152      1,235,880      1,653,940      3,722,091
Research and development ........................       425,000            -0-        425,000            -0-
Depreciation and amortization ...................        19,145         15,894         46,336         45,529
Impairment of investment ........................       799,451            -0-        799,451            -0-
Costs of failed acquisition .....................           -0-            -0-            -0-        322,609
Interest income, net ............................      (108,194)       (31,275)      (145,667)       (95,170)
Gain on sale of business ........................           -0-            -0-            -0-       (755,764)
Write-off of in-process research and development
    acquired ....................................     1,010,000            -0-      1,010,000            -0-
                                                    -----------    -----------    -----------    -----------
Total costs and expenses ........................     3,094,514      1,450,824      4,508,037      3,918,513
                                                    -----------    -----------    -----------    -----------

Loss from continuing operations .................    (2,884,708)    (1,194,140)    (3,647,053)    (2,909,169)

Benefit for income taxes ........................           -0-            -0-       (226,500)      (157,000)
                                                    -----------    -----------    -----------     ----------

Loss from operations ............................    (2,884,708)    (1,194,140)    (3,420,553)    (2,752,169)

Income from discontinued operations, less
     applicable income taxes of $226,500 and
     $157,000 for the nine months ended Sept. 30,
     2001 and 2000, respectively ................           -0-            -0-        373,500        258,082
                                                    -----------    -----------    -----------    -------------

Net loss ........................................    (2,884,708)    (1,194,140)    (3,047,053)    (2,494,087)

Accumulated deficit
     Beginning of period ........................    (5,485,230)    (4,182,516)    (5,322,885)    (2,882,569)
                                                    -----------    -----------    -----------    -------------
     End of period ..............................   $(8,369,938)   $(5,376,656)   $(8,369,938)   $(5,376,656)
                                                    ===========    ===========    ===========    ===========

Basic and diluted loss per share:
     Continuing operations ......................   $      (.65)   $      (.32)   $      (.83)   $      (.77)
     Discontinued operations ....................           -0-            -0-            .09            .07
                                                    -----------    -----------    -----------    -----------
     Net loss per share .........................   $      (.65)   $      (.32)   $      (.74)   $      (.70)
                                                    ===========    ===========    ===========    ===========

Basic and diluted weighted average shares
     outstanding ................................     4,449,196      3,744,436      4,100,687      3,555,017
                                                    ===========    ===========    ===========    ===========



         The accompanying notes to consolidated financial statements are an integral part of these statements.



                         TECHSYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED SEPT. 30,
                                                                              2001           2000
                                                                         ---------------------------
                                                                          (unaudited)    (unaudited)
Cash Flows From Operating Activities:
      Net loss .......................................................   $(3,047,053)   $(2,494,087)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization ..................................        58,943         50,283
      Provision for doubtful accounts ................................         4,880            -0-
      Impairment of investment .......................................       799,451         18,076
      Income from discontinued operations ............................      (600,000)      (415,082)
      Stock based compensation expense ...............................       224,317      2,033,152
      Stock issued in settlement .....................................           -0-        325,000
      Write-off of in-process research and development acquired ......     1,010,000            -0-
      Changes in operating assets and liabilities, net of effects from acquisition of businesses:
             Accounts receivable .....................................         6,769        (21,411)
             Other assets ............................................       205,940        (11,659)
             Amounts due from affiliate ..............................           -0-        (52,475)
             Accounts payable ........................................       247,788       (306,116)
             Accrued expenses ........................................       122,230       (796,326)
                                                                         -----------    -----------
Net cash used in operating activities ................................      (966,735)    (1,670,645)
                                                                         -----------    -----------

Cash Flows From Investing Activities:
      Repayment of notes receivable ..................................       527,000        500,000
      Repayment of PineTree deposit ..................................           -0-        915,000
      Amounts repaid by consulting customers .........................     1,879,891        415,082
      Business acquisitions, net of acquired cash ....................      (440,732)           -0-
      Investment in SupportScape .....................................           -0-       (250,000)
      Investment in Technology Keiretsu, LLC .........................           -0-       (500,000)
      Purchases of U.S. Government Securities ........................           -0-       (400,000)
      Proceeds from sale of U.S. Government securities ...............       500,000      1,480,220
      Purchases of property and equipment ............................        (5,911)       (42,689)
      Repayments from officer ........................................        35,000            -0-
                                                                         -----------    -----------
Net cash provided by investing activities ............................     2,495,248      2,117,613
                                                                         -----------    -----------

Cash Flows From Financing Activities:
      Net borrowings under line of credit ............................           -0-         32,500
      Proceeds from exercise of stock options ........................           -0-         63,493
      Proceeds from private placement ................................           -0-         50,000
                                                                         -----------    -----------
Net cash provided by financing activities ............................           -0-        145,993
                                                                         -----------    -----------

Net increase in cash and cash equivalents ............................     1,528,513        592,961
Cash and cash equivalents, beginning of year .........................        32,447        118,245
                                                                         -----------    -----------
Cash and cash equivalents, end of period .............................   $ 1,560,960    $   711,206
                                                                         ===========    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for income taxes .....................................   $     9,863    $     5,682
                                                                         ===========    ===========
      Cash paid for interest .........................................   $     4,414    $     3,901
                                                                         ===========    ===========


Non-Cash Disclosures:

      In 2000, the Company issued to an outside consultant 30,000 shares of common stock valued at $180,000 and issued warrants to financial services providers to purchase 175,000 shares of the Company's common stock valued at $284,943.

      In 2000, the Company issued 181,485 shares of common stock valued at $1,108,500 in connection with the cashless exercise of stock options.

      In 2000, the Company issued 100,000 shares of common stock valued at $325,000 in connection with a settlement of a failed acquisition.

      In 2000, the Company issued warrants to purchase 330,000 shares of the Company's common stock to members of the Company's former Board of Advisors in consideration of services valued at $459,709.

      In 2000, the Company issued 66,666 shares of common stock valued at $583,327 in connection with the Technology Keiretsu, LLC transactions.

      In 2000, the Company issued 200,000 shares of common stock in connection with the Lazar & Co. IG., LLC transaction.

      In 2001, the Company issued 780,000 shares of common stock valued at $1,021,800 in connection with the acquisition of the Company's fuel cell subsidiaries.

      In 2001, the Company issued to a financial services provider warrants to purchase 100,000 shares of the Company's common stock valued at $99,038 in consideration of professional services rendered in connection with the acquisition of the Company's fuel cell subsidiaries.

      In 2001, the Company issued a promissory note for $725,866 in connection with the acquisition of the Company's fuel cell subsidiaries.

      In 2001, the Company issued to outside consultants warrants to purchase 110,000 shares of the Company's common stock in consideration of professional services valued at $125,279.

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                         TECHSYS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS:

      TechSys, Inc. (the "Company") is in the business of identifying and accelerating the commercialization of proprietary power producing products utilizing various unique fuel cell technologies and investing in and acquiring technology businesses based in emerging markets. The Company also operates a dry cleaning business that provides dry cleaning services primarily to the hospitality industry in the Phoenix, Arizona area.

(2) LOSS PER SHARE:

      Basic loss per share represents net loss divided by the weighted average shares outstanding. Diluted loss per share represents net loss divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding stock options and warrants, if dilutive.

      For the three and nine months ended September 30, 2001, the basic and diluted weighted average common shares outstanding were 4,449,196 and 4,100,687, respectively. For the three and nine months ended September 30, 2000, the basic and diluted weighted average common shares outstanding were 3,744,436 and 3,555,017, respectively. As of September 30, 2001, there were outstanding options to purchase 2,873,600 shares of the Company's common stock issued to employees, officers and Directors of the Company and warrants to purchase 1,477,500 shares of the Company's common stock issued to outside service providers which were excluded from the calculation of basic and diluted net loss per share for the period because the effect would be antidilutive.

(3)  RELATED PARTY TRANSACTIONS:

      As of September 30, 2001, the Company had advanced $355,022 to TechTron, Inc. ("TechTron") net of repayments. Most of the outstanding shares of TechTron are owned by Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., a Director of the Company and Steven L. Trenk, Chief Executive Officer of the Company (collectively "Certain Executive Officers"). The Company obtained from TechTron promissory notes in a principal amount equal to the aggregate amount of the advances, the majority of which bear interest at a rate of 8% per annum and are payable upon demand.

     In connection with the Company's acquisition of majority interests in its fuel cell subsidiaries (See Note 7 to the Consolidated Financial Statements), the Company issued a promissory note in the principal amount of $725,866, which was assigned to TechTron (the "TechTron Note"). The TechTron Note was issued in connection with the Company's purchase and cancellation of certain notes of Fuel Cell Companies, Inc. ("FCCI") which were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The TechTron Note bears an interest rate of 8% and is due and payable on or before October 29, 2001. TechTron has agreed to extend the due date of the TechTron Note to April 30, 2002. Amounts due from TechTron have been offset to amounts due to TechTron as of September 30, 2001 in the accompanying Consolidated Balance Sheet.

      On March 21, 2000, the Company awarded 30,000 shares of the Company's common stock, valued at $180,000, as compensation to Jeffrey M. Trenk. The Company recorded $180,000 in general and administrative expenses in 2000 relating to the issuance of these shares in the accompanying Consolidated Statements of Operations. On July 31, 2001, the Company awarded to Jeffrey M. Trenk a warrant to purchase up to an aggregate of 100,000 shares of common stock at an exercise price of $1.31, which was the fair market value of the Company's common stock on the date of grant. The warrant has an estimated value of $113,890 based on the Black-Scholes option pricing model and such amount has been recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations. Jeffrey M. Trenk provides consulting services to the Company's dry cleaning operation. Jeffrey M. Trenk is the son of Alvin S. Trenk, Chairman of the Company, nephew of Martin G. Jacobs, M.D., a director of the Company, and brother of Steven L. Trenk, Chief Executive Officer of the Company.

      On July 31, 2001, the Company granted warrants to purchase up to an aggregate of 100,000 shares of its common stock to a financial services provider of which the Chairman of the Company is a founding partner. The warrants were granted with an exercise price of $1.31, which was the fair market value of the Company's common stock on the date of grant. The warrant was issued for financial services provided in connection with the Company's fuel cell subsidiary acquisitions (See Note 7 to the Consolidated Financial Statements). The warrant has an estimated fair value of $99,038 based on the Black-Scholes option pricing model. Such amount has been included as part of the purchase price relating to the FCCI subsidiary acquisitions.

      On January 29, 1998 the Company received approximately $2,665,000 from Upper Manhattan Dialysis Center, Inc. ("UMDC"), a former consulting customer of the Company, in connection with UMDC's sale of substantially all of its assets to Renal Research Institute, LLC ("RRI"). Through December 31, 2000, the Company received additional payments aggregating $415,082 in 2000 and $310,000 in 1998 from UMDC. In February 2001, RRI paid UMDC additional amounts aggregating approximately $3,279,000, representing the remainder of the purchase price less the net value of certain current assets retained by UMDC. In connection with the payments made to UMDC by RRI, the Company received $1,279,890 in additional payments due from UMDC. In April 2001, the Company received an additional payment of $600,000 from UMDC as repayment of all remaining amounts due from UMDC as well as amounts assigned to the Company by Certain Executive Officers. Accordingly, as of September 30, 2001 and for the year ended December 31, 2000 respectively, the Company recorded $600,000 and $1,694,972 in additional revenues related to payments from UMDC not previously recorded as receivables due to realization uncertainties. Such revenues are included in income from discontinued operations.

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

      On January 19, 2000, the Company received $1,463,800 and a subsequent payment of $1,538 pursuant to the terms of an Inter-Party Agreement by and among the Company, Quorum Communications, Inc., TelaLink, Country Road Communications, Inc. ("Country Road"), Prudential Insurance Company of America and various other unrelated third parties. The Company also received reimbursement of the $915,000 PTTC deposit plus accrued interest of $50,338 in exchange for the Company assigning all of its rights and obligations under the PTTC Stock Purchase Agreement.

      On April 21, 2000, the Company issued 100,000 shares of the Company's common stock, with a fair market value of $325,000, to a third party equity investor of TelaLink in exchange for the release of any and all claims and liens that it may have the right to assert against TelaLink and the Company. This value is included in costs of failed acquisition in 2000.

     Under the terms of the Inter-Party Agreement, the Company sold its interest in the various TelaLink notes totaling $1,027,000 to Country Road for a purchase price of up to $1,100,000, of which $500,000 was paid at closing and the balance paid in the form of a promissory note ("the Promissory Note"). The Promissory Note had an interest rate of 6.5% per annum and was to mature January 19, 2005. Interest was due and payable in annual installments on January 19, 2001, the first of which was received by the Company by such date, and on each anniversary thereafter up to and including the maturity date. Effective August 1, 2001, certain prepayment conditions of the Promissory Note were met and Country Road was required to prepay the Promissory Note at an adjusted principal amount of $500,000 plus accrued and unpaid interest. On September 25, 2001, the Company received $522,260 from Country Road as prepayment of all principal and accrued interest amounts due under the Promissory Note.

(5) INVESTMENTS IN INFORMATION TECHNOLOGY BUSINESSES:

      On August 31, 2000, the Company purchased a 2% equity interest in Technology Keiretsu, LLC ("TK"), the parent company of Alliant Technologies, Inc. ("Alliant"). Alliant is a provider of Internet technology solutions for business that offers a complete range of services, including strategic business consulting, e-commerce application development, business process engineering and infrastructure engineering. The purchase price for the Company's interest was $250,000 cash and 66,666 shares of the Company's common stock valued at $583,327, or $8.75 per share, which was the fair market value of the stock on the date the transaction was consummated. On September 29, 2000, the Company executed an Exchange Agreement whereby the Company exchanged its 25% interest in Little Universe, LLC ("LU"), acquired from Alliant in April 2000 for $250,000, for an additional 1% equity interest in TK. Prior to the exchange the Company had recorded $18,076 in loss related to their equity portion of LU's loss. In September 2001, the Company recorded an impairment charge of $799,451 based on analysis of current market conditions and discussions with TK management to determine the approximate fair market value of the Company's minority equity investment in TK. As of September 30, 2001, the Company's 3% equity interest in TK is currently valued at $265,800 in the accompanying Consolidated Balance Sheet.

      On September 1, 2000, the Company purchased a 4% equity interest in SupportScape, Inc. The all-cash purchase price for the Company's interest was $250,000. SupportScape is a web resource which provides real time customer support to e-businesses through personalized e-mail response service to customers through online query forms and e-mails as well as live one-to-one chat. The investment in SupportScape is carried at cost.

(6) PURCHASE AGREEMENT:

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

      On December 5, 2000, the Company entered into an agreement with Lazar whereby the Company obtained the right under certain circumstances to purchase from Lazar portions of the Lazar Warrant. The purchase price would be paid by the Company by a reduction of the unpaid principal amount due from Lazar pursuant to the Note. The Company's right to purchase portions of the Lazar Warrant extended for a period of 180 days from the date of the agreement. The Company exercised its entire available purchase rights and purchased an aggregate of rights to purchase 5,950,000 shares under the Lazar Warrant at an aggregate exercise price of $204,167. The remaining 850,000 warrants are vested.

      In August 2000, in connection with the Lazar Warrant, the Company also issued warrants to Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., a director of the Company and Steven L. Trenk, Chief Executive Officer of the Company, to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $3.00 per share. The rights to purchase the shares vest in five portions based upon targets relating to the market capitalization of the Company. As of December 31,

2000, the first portion of shares purchasable under the warrant, representing 168,750 shares, were exercisable based upon the first targeted market capitalization of the Company being achieved. The Company recorded a compensation charge of $1,012,500 in 2000 relating to the vested portion of the warrants.

(7) FUEL CELL COMPANY ACQUISITIONS:

      The Company and Fuel Cell Companies, Inc., a privately held Nevada corporation, ("FCCI"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company was to merge a wholly-owned subsidiary of the Company with and into FCCI in a stock-for- stock transaction (the "Merger"). The Merger Agreement was terminated as discussed below.

      The Company acquired certain assets of FCCI including FCCI's equity interests in SOFC Energy, Inc. ("SOFC Energy"), Micro Fuel Cell Systems, Inc. ("MFCS") and Clean Power Industries, Inc. (" CPI") both by foreclosing upon the collateral securing certain notes of FCCI and in connection with the Exchange Agreement discussed below. The Company purchased and canceled notes (the "FCCI Notes") of FCCI for loans in the aggregate principal amount of $700,000, together with accrued interest thereon. The FCCI Notes were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The loans to FCCI were made by a New York lender (the "Lender") in which the Company's Chairman is a founding partner. The Company issued to the Lender a promissory note in the principal amount of $725,866, representing principal plus accrued interest on the FCCI Notes as of the date of the transaction. The promissory note has an interest rate of 8% and is due and payable on or before October 29, 2001. In connection with the transaction, the Lender assigned all of its interest in the promissory note to TechTron (the "TechTron Note"). TechTron has agreed to extend the due date of the TechTron Note to April 30, 2002.

      On August 2, 2001, the Company, FCCI and certain executive officers of FCCI entered into an Exchange Agreement dated July 31, 2001 (the "Exchange Agreement") pursuant to which the Merger Agreement was terminated by mutual consent and the Company acquired certain asset of FCCI including the capital stock of MFCS, SOFC Energy and CPI owned by FCCI including all such capital stock previously owned, directly or indirectly, by the executive officers of FCCI, representing approximately 77%, 90% and 100% of the outstanding equity of MFCS, SOFC Energy and CPI, respectively. As a result of the Company's acquisition of majority interests in MFCS, SOFC Energy and CPI, the Company is now in the fuel cell technology development business.

      SOFC Energy is a company strategically partnered with Adelan, Ltd. ("Adelan"), which is located in Birmingham, England. SOFC Energy is a Solid Oxide Fuel Cell commercialization company that is developing proprietary systems and products related to the portable, automotive, residential, and commercial sectors utilizing Adelan's Solid Oxide Fuel Cell technology. As a result of the strategic relationship with Adelan, SOFC Energy holds worldwide exclusive rights to all exploitation of Adelan's Solid Oxide Fuel Cell technologies related to Adelan's Solid Oxide Fuel Cell fuel processing and its patents pending. Early commercialization applications where Solid Oxide Fuel Cells are expected to find dominant and competitive positions include portable power systems and auxiliary power units for trucks, automobiles and recreational vehicles.

      MFCS is a company enrolled in the Technology Affiliates Program with the California Institute of Technology ("CalTech"), and the Jet Propulsion Laboratory ("JPL"), a federally funded research and development facility managed by CalTech for the National Aeronautics and Space Administration ("NASA"). As a result of the affiliate relationships with JPL and CalTech, MFCS holds exclusive rights to all exploitation of the micro DMFC technologies that are currently patent pending to JPL and CalTech. To date, JPL and CalTech have filed the first of what is expected to be multiple patents for micro DMFC related technologies and processes. Micro DMFCs produce electricity from the simple components of methanol, water and air. The DMFC converts the energy in methanol into an electric current, and will be used to power portable electronic devices such as laptop computers, cell phones, PDAs and other small electronic communication and entertainment devices.

      Pursuant to the Exchange Agreement, the Company issued 780,000 shares of its common stock to FCCI with an approximate value of $1,021,800, or $1.31 per share, which was the fair market value of the Company's common stock on the date of the transaction. The 780,000 shares represent consideration paid by the Company to secure the additional equity interests in SOFC Energy and MFCS held by FCCI's executive officers and to secure certain non-competition covenants of FCCI and its executive officers and agreements necessary for the Company to properly consummate the transaction. In addition, the Company recorded $541,573 in capitalized transaction costs relating to the transaction.

      The purchase price allocation is based on a preliminary analysis of estimated fair value performed by management after initial discussions with its valuation consultant. The purchase price allocation is subject to adjustment based on the completion of work and the final report to be received from the valuation consultant. Such adjustment could be material. The values of the intangible assets are being amortized over five years. The preliminary allocation of the purchase price to the net assets acquired is as follows:

      Purchase Price:
           Common stock issued (780,000 shares at $1.31 per share) $1,021,800
           Note payable issued                                        725,866
           Acquisition costs                                          541,573
                                                                   ----------
      Total purchase price                                         $2,289,239

      Allocation:
           Current Assets                                         $   105,131
           Fixed Assets                                                10,485
           Goodwill and Other Intangible Assets                     1,218,623
           Current liabilities                                        (55,000)
           In-process research & development                        1,010,000
                                                                   ----------
      Total allocation                                             $2,289,239

     As of November 14, 2001, data necessary for the completion of the financial statements for MFCS for 2001 had not been provided to the Company by the former directors of MFCS (See Part II. Item 1 -- Legal Proceedings). The September 30, 2001 balance sheet of MFCS represents the audited balance sheet of MFCS as of December 31, 2000. The Company has demanded that all financial data of MFCS be delivered to the Company. Upon the Company's receipt of data relating to MFCS for 2001, the Company intends to amend this filing if the Company deems such data to be material.

      The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of the respective periods:

                                       Three Months Ended            Nine Months Ended
                                Sept. 30, 2001  Sept. 30, 2000 Sept. 30, 2001 Sept  30, 2000

Revenues ......................   $   209,806    $   256,684    $   860,984    $ 1,009,344
Loss from continuing operations   $(1,100,988)   $(1,267,801)   $(2,516,772)   $(3,015,297)
Net loss ......................   $(1,100,988)   $(1,267,801)   $(2,516,772)   $(2,757,215)
                                  ===========    ===========    ===========    ===========



Pro forma loss per share ......   $      (.23)   $      (.28)   $      (.54)   $      (.64)
                                  ===========    ===========    ===========    ===========


      The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the respective periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

      Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000.

      On October 8, 1997, the Company sold substantially all its New Jersey, New York, Connecticut and Pennsylvania dialysis business assets to IHS of New York, a New York corporation ("IHS"). Following the IHS closing, the Company's sources of revenue included amounts payable for consulting services to be provided to IHS through October 2000, at a rate of $27,777 per month. For the nine months ended September 30, 2001 and 2000, the Company recognized $47,223 and $166,662, respectively, for consulting services under this agreement. The reduction in 2001 revenue versus the prior year revenue is due to the expiration of the agreement in October, 2000. Amounts recorded in 2001 relate to payments received by the Company in July, 2001 pursuant to a settlement agreement between the Company and IHS which were previously unrecorded by the Company due to realization uncertainties.

     Valet-USA, Inc. ("Valet"), a wholly-owned subsidiary of the Company, provides dry cleaning services primarily to the hospitality industry in the Phoenix, Arizona area. As of September 30, 2001, Valet provided employee, guest, drapery and linen dry cleaning services to approximately 135 hotel customers in the Phoenix area. The Company believes that it can generate higher revenues from the hospitality business than it derived from the retail business and that the Company will benefit due to a reduction in personnel, supplies, capital equipment lease obligations and real property leases as a result of the sale of the retail business. Valet currently operates a single plant and drop store from a leased location. The results of the events of September 11, 2001 have adversely effected the travel and related industries and have negatively impacted the Company's hospitality dry cleaning business. The extent of the impact of September 11, 2001 on Valet's operations is currently being assessed by the Company.

      On April 5, 2001, the Company and Fuel Cell Companies, Inc., a privately held Nevada corporation, ("FCCI"), entered into an Agreement and Plan of Merger, (the "Merger Agreement") pursuant to which the Company was to merge a wholly-owned subsidiary of the Company with and into FCCI in a stock-for-stock transaction, (the "Merger"). The Merger Agreement was subsequently terminated.

      The Company acquired certain assets of FCCI including FCCI's equity interests in SOFC Energy, Inc. ("SOFC Energy"), Micro Fuel Cell Systems, Inc. ("MFCS") and Clean Power Industries, Inc. (" CPI"), both by foreclosing upon the collateral securing certain notes of FCCI and in connection with the Exchange Agreement discussed below. The Company purchased and canceled notes (the "FCCI Notes") of FCCI for loans in the aggregate principal amount of $700,000, together with accrued interest thereon. The FCCI Notes were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The loans to FCCI were made by a New York lender (the "Lender") in which the Company's Chairman is a founding partner. The Company issued to the Lender a promissory note in the principal amount of $725,866, representing principal plus accrued interest on the FCCI Notes as of the date of the transaction. The promissory note has an interest rate of 8% and is due and payable on or before October 29, 2001. In connection with the transaction, the Lender assigned all of its interest in the promissory note to TechTron (the "TechTron Note"). TechTron has agreed to extend the due date of the TechTron Note to April 30, 2002.

      On August 2, 2001, the Company, FCCI and certain executive officers of FCCI entered into an Exchange Agreement dated July 31, 2001 (the "Exchange Agreement") pursuant to which the Merger Agreement was terminated by mutual consent and the Company acquired certain assets of FCCI including the capital stock of MFCS, SOFC Energy, and CPI, owned by FCCI including all such capital stock previously owned, directly and indirectly, by executive officers of FCCI representing approximately 77%, 90% and 100% of the outstanding equity of MFCS, SOFC Energy and CPI, respectively. As a result of the Company's acquisition of majority interests in MFCS, SOFC Energy and CPI, the Company is now in the fuel cell technology development business.

      On April 20, 2000, MFCS entered into an agreement with the Jet Propulsion Laboratory ("JPL") to fund certain work to be performed by JPL through its Technology Affiliates Program, pursuant to a National Aeronautics and Space Administration ("NASA") task order (the "JPL Task Plan"). In connection with the agreement, JPL and certain individuals of JPL were issued approximately 9% of the currently outstanding common stock of MFCS. Funding requirements for the projects are based on periodic costs as incurred. The total estimated funding requirement for the projects to be completed by JPL are estimated to be approximately $1,700,000. The Company has provided $50,000 in funding to JPL pursuant to the JPL Task Plan from the date of the Company's acquisition of its majority interest in MFCS through September 30, 2001. Additionally, the Company made a subsequent payment of $50,000 to JPL. Payments made by MFCS to JPL prior to the Company's acquisition of MFCS aggregated $494,000.

      On January 20, 2001, SOFC Energy entered into a license agreement (the "Adelan Agreement") whereby SOFC Energy was granted exclusive and irrevocable worldwide license to the existing patented inventions of Adelan, Ltd. ("Adelan") in return for SOFC Energy providing certain funding for the further development and commercialization of Adelan's inventions. As part of the Adelan Agreement, approximately 10% of the outstanding common stock of SOFC Energy was issued to

Adelan. Under the Adelan Agreement, SOFC Energy is required to fund the research and development projects and the development of licensed products by Adelan with quarterly payments aggregating $1,500,000 beginning April 1, 2001. The first quarterly installment of $375,000 due under the agreement was made by SOFC Energy.

      REVENUES

      The Company's dry cleaning operation revenues were $813,761 and $842,682 for the nine months ended September 30, 2001 and 2000, respectively. Of these amounts, approximately $679,677 and $687,894 or 84% and 82% in 2001 and 2000, respectively, related to dry cleaning services provided to hotel customers. The remaining $134,084 and $154,788 in 2001 and 2000, respectively, related to retail dry cleaning services. The Company anticipates that hotels will continue to be the major source of dry cleaning revenue. Valet continues to target additional hotel customers in the Phoenix, Arizona area to maximize plant capacity usage as well as broaden the Company's revenue base.

      For the nine months ended September 30, 2001 and 2000, respectively, the Company recorded $600,000 and $415,082 in additional revenues related to payments from Upper Manhattan Dialysis Center, Inc. ("UMDC"), not previously recorded due to realization uncertainties. Such amount has been included in income from discontinued operations in the accompanying Consolidated Statements of Operations.

      COST OF SERVICES

      Cost of services was $718,977 and $679,218 or 88% and 81% of revenues attributable to the Company's dry cleaning business in 2001 and 2000, respectively. Cost of services is mostly comprised of $497,879 and $487,802 in salaries and other payroll expenses as well as $80,376 and $94,476 for supplies for the nine months ended September 30, 2001 and 2000, respectively. Management continues to seek ways to reduce Valet's costs and to increase revenues.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses totaled $1,653,940 for the nine months ended September 30, 2001, as compared with $3,722,091 for the nine months ended September 30, 2000. The net decrease of $2,068,151 relates primarily to $1,108,500 in compensation expense recorded in 2000 related to the cashless exercise of stock options, the issuance of 30,000 shares of common stock valued at $180,000 to an outside consultant (See Note 3 to the Consolidated Financial Statements) and warrants to financial services providers and the Company's former Board of Advisors valued at $744,652.

      RESEARCH AND DEVELOPMENT

      The Company's fuel cell operation research and development costs totaled $425,000 from the date of acquisition through September 30, 2001. There were no such expenses in 2000 due to the Company's fuel cell subsidiaries being acquired in the third quarter of 2001. Payments made by the Company to Adelan and JPL under their respective agreements totaled $240,000, and $50,000, respectively, from the date of acquisition through September 30, 2001. An additional $135,000 was accrued as amounts due under the Adelan Agreement not paid as of September 30, 2001.



      DEPRECIATION AND AMORTIZATION EXPENSE

      Depreciation and amortization expense for the nine months ended September 30, 2001 and 2000 totaled $58,943 and $50,283, respectively, of which $12,607 and $12,754 is included in cost of services.

      IMPAIRMENT OF INVESTMENT

      The Company recorded an impairment charge of $799,451 relating to its 3% equity interest in Technology Keiretsu, LLC ("TK"). The charge was recorded by the Company based on analysis of current market conditions and discussions with TK management.

      COSTS OF FAILED ACQUISITION

      In connection with a failed acquisition in 2000 and as part of a settlement agreement, the Company became obligated at the time of settlement to issue 100,000 shares of the Company's common stock to a third party equity investor of TelaLink Network, Ltd. ("TelaLink") in exchange for the release of any and all claims and liens that the equity investor may have against TelaLink and the Company. Such shares were issued in 2000 and valued at $325,000, the fair market value at that time. This amount is included in costs of failed acquisition in 2000 (See Note 4 to the Consolidated Financial Statements).

      INTEREST INCOME, NET

      Net interest income was $145,667 and $95,170 for the nine months ended September 30, 2001 and 2000, respectively. The increase of $50,497 relates primarily to the increase in cash and cash equivalents available for investment by the Company from payments received by the Company from its former consulting customer as well as interest received from Country Road in connection with Country Road's prepayment of amounts due pursuant to a promissory note.

      GAIN ON SALE OF BUSINESS

      On November 16, 1999, the Company sold its majority interest in United Dry Cleaning LLC ("United") to UDC Acquisition Corp., Inc. ("UDC Acquisition"), an Arizona corporation. The outstanding common stock of UDC Acquisition is owned by Jeffrey M. Trenk, son of Alvin S. Trenk, Chairman of the Company, nephew of Martin G. Jacobs, M.D., a director of the Company and brother of Steven L. Trenk, Chief Executive Officer of the Company. The sale included net fixed assets of $199,292, a write-off of net goodwill of $588,959 offset by a relief from liabilities of $1,544,015. The Company recognized a gain related to the transaction of $755,764 in the second quarter of 2000, when certain contingencies were resolved.

      WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT ACQUIRED

      The Company recorded $1,010,000 of in-process research and development costs in connection with the Company's acquisition of majority interests in MFCS and SOFC Energy. The value of the in-process research and development acquired is based on a preliminary analysis performed by management after discussions with its valuation consultant. This value is subject to adjustment based on a final report to be received from the valuation consultant. Such adjustment could be material.




      INCOME TAXES

      All of the Company's deferred tax assets as of September 30, 2001 have been offset by a valuation allowance as a result of the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

      The Company experienced a positive net cash flow of $1,528,513 for the nine months ended September 30, 2001. Net cash used in operating activities of $966,735 related primarily to income from discontinued operations of $600,000 and the Company's net loss of $3,047,053 offset by stock compensation expense of $224,317 relating to warrants issued to outside service providers, and an impairment charge of $799,451 relating to the Company's minority equity investment in Technology Keiretsu, LLC and a write-off of $1,010,000 relating to in-process research and development acquired in connection with the Company's fuel cell subsidiary acquisitions. Net cash provided by investing activities of $2,495,248 reflects amounts repaid by consulting customers of $1,879,891 as well as repayment of notes receivable of $527,000 and proceeds from the sale of U.S. Government securities of $500,000.

      As of September 30, 2001, the Company had advanced $355,022 to TechTron, Inc. ("TechTron") net of repayments. Most of the outstanding shares of TechTron are owned by Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., a director of the Company and Steven L. Trenk, Chief Executive Officer of the Company. The Company obtained from TechTron promissory notes in a principal amount equal to the aggregate amount of the advances, the majority of which bear interest at a rate of 8% per annum and are payable upon demand.

     In connection with the Company's acquisition of majority interest in its fuel cell subsidiaries (See Note 7 to the Consolidated Financial Statements), the Company issued a promissory note in the principal amount of $725,866 which was assigned to TechTron (the "TechTron Note"). The TechTron Note was issued in connection with the Company's purchase and cancellation of certain notes of Fuel Cell Companies, Inc. ("FCCI") which were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The TechTron Note has an interest rate of 8% and is due and payable on or before October 29, 2001. TechTron has agreed to extend the due date on the TechTron Note to April 30, 2002. Amounts due from TechTron have been offset against amounts due to TechTron as of September 30, 2001 in the accompanying Consolidated Balance Sheet.

      On April 20, 2000, Micro Fuel Cell Systems, Inc. ("MFCS") entered into an agreement with the Jet Propulsion Laboratory ("JPL") to fund certain work to be performed by JPL through its Technology Affiliates Program, pursuant to a National Aeronautics and Space Administration ("NASA") task order (the "JPL Task Plan"). In connection with the agreement, JPL and certain individuals of JPL were issued approximately 9% of the outstanding common stock of MFCS. Funding requirements for the projects are based on periodic costs as incurred. The total estimated funding requirement for the projects to be completed by JPL is approximately $1,700,000. The

Company has provided $50,000 in funding to JPL pursuant to the JPL Task Plan from the date of the Company's acquisition of its majority interest in MFCS through September 30, 2001. Additionally, the Company made a subsequent payment of $50,000 to JPL. Payments made by MFCS to JPL prior to the Company's acquisition of MFCS aggregated $494,000.

      On January 20, 2001, SOFC Energy, Inc. ("SOFC Energy") entered into a license agreement (the "Adelan Agreement") whereby SOFC Energy was granted exclusive and irrevocable worldwide license to the existing patented inventions of Adelan Ltd. ("Adelan") in return for SOFC Energy providing certain funding for the further development and commercialization of Adelan's inventions. As part of the Adelan Agreement, approximately 10% of the outstanding common stock of SOFC Energy was issued to Adelan. Under the Adelan Agreement, SOFC Energy is required to fund the research and development projects and the development of licensed products by Adelan with quarterly payments aggregating $1,500,000 beginning April 1, 2001. The first quarterly installment of $375,000 due under the agreement was made by SOFC Energy.

      Since acquiring its majority interest in SOFC Energy, the Company and Adelan have agreed to modify the terms of the Adelan Agreement as to amount and timing of payments to be made in connection with the second quarterly payment and subsequent payments due to Adelan. The Company made an initial payment of $100,000 to Adelan in August 2001 and has continued to make weekly payments of $20,000 thereafter. Payments made by the Company towards the second quarter payment due to Adelan aggregated $240,000 through September 30, 2001. The Company has accrued the remaining $135,000 due as of September 30, 2001. The Company will continue to fund Adelan's operations with weekly payments of $20,000 until such time as the Company receives additional financing. At that time, all amounts unpaid under the original terms of the Adelan Agreement will be due and payable by the Company to Adelan.

      The Company will need to obtain additional financing to fund the Company's newly acquired fuel cell subsidiary operations. Although the Company is actively pursuing such financing, there can be no assurance that the Company will be able to obtain adequate financing on terms acceptable to the Company. The Company expects that its cash and cash equivalents will be sufficient to fund the Company's operations through March 31, 2002.

      In 1999, the Company arranged for a $250,000 line of credit for Valet to fund its daily operations. The line bears interest at a rate of 8% per annum and is payable on demand. The line of credit is with a company owned by the Chairman of the Company. As of September 30, 2001, $147,500 of debt remained available on the line of credit.

      On January 29, 1998, the Company received approximately $2,665,000 from Upper Manhattan Dialysis Center, Inc. ("UMDC") a former consulting customer of the Company. Through December 31, 2000, the Company received additional payments aggregating $415,082 in 2000 and $310,000 in 1998 from UMDC. In February 2001, RRI paid UMDC additional amounts aggregating approximately $3,279,000, representing the remainder of the purchase price less the net value of certain current assets retained by UMDC. In connection with the payments made to the Company by RRI, the Company received $1,279,890 in additional payments due from UMDC. In April 2001, the Company received an additional payment of $600,000 from UMDC as repayment of all remaining amounts due from UMDC as well as amounts assigned to the Company by Certain Executive

Officers. Accordingly, as of September 30, 2001 and December 31, 2000 respectively, the Company recorded $600,000 and $1,694,972 in additional revenues related to payments from UMDC in 2001 and 2000 not previously recorded as receivables due to realization uncertainties. Such revenues are included in income from discontinued operations. No additional amounts are due the Company as of September 30, 2001.


      On August 21, 2000, the Company sold to Lazar & Company, I.G., LLC ("Lazar"), 200,000 shares of the Company's common stock and a warrant (the "Lazar Warrant") to purchase 6,800,000 additional shares of the Company's common stock at an exercise price of $3.00 per share. Lazar paid the Company $50,000 in cash and delivered to the Company a $1,050,000 secured recourse promissory note (the "Note") as payment of the purchase price.

      On December 5, 2000, the Company entered into an agreement with Lazar whereby the Company obtained the right under certain circumstances to purchase from Lazar portions of the Lazar Warrant. The purchase price would be paid by the Company by a reduction of the unpaid principal amount due from Lazar pursuant to the Note. The Company's right to purchase portions of the Lazar Warrant extended for a period of 180 days from the date of the agreement. As of September 30, 2001, the Company exercised its entire available purchase rights and purchased an aggregate of rights to purchase 5,950,000 shares under the Lazar Warrant at an aggregate exercise price of $204,167. The remaining 850,000 warrants are vested.

      On April 5, 2001, the Company and Fuel Cell Companies, Inc., a privately held Nevada corporation, ("FCCI"), entered into an Agreement and Plan of Merger, (the "Merger Agreement") pursuant to which the Company was to merge a wholly-owned subsidiary of the Company with and into FCCI in a stock-for-stock transaction (the "Merger"). The Merger Agreement was terminated as discussed below.

           The Company acquired certain assets of FCCI including FCCI's equity interests in SOFC Energy, Inc. ("SOFC Energy"), Micro Fuel Cell Systems, Inc. ("MFCS") and Clean Power Industries, Inc. (" CPI") both by foreclosing upon the collateral securing certain notes of FCCI and in connection with the Exchange Agreement discussed below. The Company purchased and canceled notes (the "FCCI Notes") of FCCI for loans in the aggregate principal amount of $700,000, together with accrued interest thereon. The FCCI Notes were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The loans to FCCI were made by a New York lender (the "Lender") in which the Company's Chairman is a founding partner. The Company issued to the Lender a promissory note in the principal amount of $725,866, representing principal plus accrued interest on the FCCI Notes as of the date of the transaction. The promissory note has an interest rate of 8% and is due and payable on or before October 29, 2001. In connection with the transaction, the Lender assigned all of its interest in the promissory note to TechTron (the "TechTron Note"). TechTron has agreed to extend the due date of the TechTron Note to April 30, 2002.

      On August 2, 2001, the Company, FCCI and certain executive officers of FCCI entered into an Exchange Agreement dated July 31, 2001 (the "Exchange Agreement") pursuant to which the Merger Agreement was terminated by mutual consent and the Company acquired from FCCI all of the capital stock of MFCS, SOFC Energy and CPI owned by FCCI including all such capital stock previously owned, directly and indirectly, by executive officers of FCCI representing approximately 77%, 90% and 100% of the outstanding equity of MFCS, SOFC Energy and CPI, respectively. As a result of the Company's acquisition of majority interests in MFCS, SOFC Energy and CPI, the Company is now in the fuel cell technology development business.

     The following purchase price allocation is based on a preliminary analysis of estimated fair value performed by management after initial discussions with its valuation consultant. The purchase price allocation is subject to adjustment based on a final report to be received from the valuation consultant. Such adjustment could be material. The values of the intangible assets are being amortized over five years. The preliminary allocation of the purchase price to the net assets acquired is as follows:

Purchase Price:
           Common stock issued (780,000 shares at $1.31 per share)   $1,021,800
           Note payable issued                                          725,866
           Acquisition costs                                            541,573
                                                                     ----------
      Total purchase price                                           $2,289,239

      Allocation:
           Current Assets                                           $   105,131
           Fixed Assets                                                  10,485
           Goodwill and Other Intangible Assets                       1,218,623
           Current liabilities                                          (55,000)
           In-process research & development                          1,010,000
                                                                     ----------
      Total allocation                                               $2,289,239


 PART II

ITEM 1 - LEGAL PROCEEDINGS

      On October 19, 2001, the District Court, Clark County, Nevada (the "Court") entered an order (the "Order") in favor of the Company and Fuel Cell Companies, Inc., as shareholders, enjoining the former board of directors of Micro Fuel Cell Systems, Inc. ("MFCS") from interfering with the MFCS shareholders' right to call and participate in a special meeting of MFCS shareholders, and enjoining the board of directors of MFCS from wasting or encumbering the corporate assets of MFCS, or canceling shares or issuing additional shares of MFCS stock. The Order directed that a Notice of Special Meeting of the shareholders of MFCS be sent to the shareholders of MFCS. The Order was the result of an application for a temporary restraining order and motion for preliminary injunction and permanent injunctive relief filed by FCCI and the Company on August 28, 2001 (the "Application").

      The Application was filed after the former board of directors of MFCS refused to hold a shareholders meeting after being called by the shareholders and the refusal to recognize a transfer to the Company of shares of MFCS held by Fuel Cell Companies (the "Shares").

     In accordance with the Order, the Notice of Special Meeting was delivered to the shareholders of MFCS and the special meeting of shareholders was held on October 29, 2001. At the special meeting, the shareholders of MFCS removed the former directors of MFCS and elected three new directors to fill the vacancies created by the removal of the former directors. At a meeting of the board of directors of MFCS following the special meeting, the board of directors of MFCS approved the transfer to the Company of the shares of MFCS held by Fuel Cell Companies.

      The Company currently anticipates that by stipulation of the parties, the Order will become a final judgement and the matter will be terminated. The Company anticipates that the final judgement will provide that MFCS will refund to the Company and Fuel Cell Companies amounts incurred by them in bringing the action against MFCS.

      On October 30, 2001, MFCS commenced an action against the former directors of MFCS and a former attorney for MFCS in the District Court, Clark County, Nevada to recover costs and other damages incurred by MFCS in connection with MFCS' litigation with the Company and Fuel Cell Companies as a result of the management of MFCS by the former directors.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

            (b) Reports on Form 8-K.

                  On July 3, 2001, the Company filed with the SEC a Current Report on Form 8-K reporting an event under Item 5 - Other Events.

                  On August 15, 2001, the Company filed with the SEC a Current Report On Form 8-K reporting an event under Item 2 - Acquisition or Disposition of Assets which was amended by the Form 8-K/A filed by the Company with the SEC on October 15, 2001.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHSYS, INC.

Date:                  November 14, 2001       By: STEVEN L. TRENK


                                                    ----------------------------
                                                    Steven L. Trenk
                                                    Chief Executive Officer
                                                    Director

Date:                  November 14, 2001                    MARK N. RAAB


                                                    ----------------------------
                                                    Chief Financial Officer
                                                    Principal Financial Officer