Form 10KSB
period 2001-12-31
TECHSYS INC
filed 2002-04-01
CIK 922488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act Of 1934 for the fiscal year ended December 31, 2001
                                           Or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act Of 1934 for the transition period from_________ to __________

                          COMMISSION FILE NO. 0-245424

                                  TECHSYS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                         NEW JERSEY 22-3276736 (State or
                     other jurisdiction of (I.R.S. Employer
                   corporation or organization) Identification
                                      No.)

              147 Columbia Turnpike, Florham Park, New Jersey    07932
               (Address of principal executive offices)       (Zip Code)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973-236-1919)

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

The accompanying consolidated balance sheet of the Company, and the related consolidated statement of operations, stockholder's equity and cash flow for the year ended December 31, 2001, are not accompanied by an executed report of our auditors, Arthur Andersen. However, notwithstanding the failure of Arthur Andersen to execute their report and to furnish their consent to include their report in this Form 10KSB, Arthur Andersen did complete all its audit work with respect to our financial statements. On Friday March 29, 2002, a fee dispute arose between the Company and Arthur Andersen relating to the timing of payment of fees to Arthur Andersen. Notwithstanding the nature of our dispute and the fact that all Arthur Andersen work has been completed, you should consider the following financial statements as unaudited.


State issuer's revenues for its most recent fiscal year: $1,079,569
As of March 12, 2002, 4,788,544 common shares were outstanding, and the aggregate market value of the common shares of TechSys, Inc. held by non-affiliates was approximately $2,351,688.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X ]

         FORWARD LOOKING STATEMENTS

         When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors, including, without limitation, the uncertainty of the Company's ability to succeed in its business strategy to acquire companies in the technology industry, develop power cell technologies, and increase the number of commercial hotels serviced by its dry cleaning business. Such factors are described under the headings "Item 1. - Business " and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 1.           BUSINESS

OVERVIEW

         FORMATION

         The Company was incorporated as a New Jersey corporation in 1993.

FUEL CELL COMPANY BUSINESS

         The Company and Fuel Cell Companies, Inc., a privately held Nevada corporation, ("FCCI"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company was to merge a wholly-owned subsidiary of the Company with and into FCCI in a stock-for-stock transaction (the "Merger"). The Merger Agreement was terminated as discussed below.

         The Company acquired certain assets of FCCI including FCCI's equity interests in SOFC Energy, Inc. ("SOFC Energy"), Micro Fuel Cell Systems, Inc. ("MFCS") and Clean Power Industries, Inc. (" CPI") both by foreclosing upon the collateral that secured certain notes of FCCI and executing the Exchange Agreement discussed below. The Company purchased and canceled notes (the "FCCI Notes") of FCCI from the New York lender (the "Lender") that was the holder of the FCCI notes. The FCCI Notes, in the aggregate principal amount of $700,000, together with accrued interest thereon, were secured by FCCI's interests in SOFC Energy, MFCS and CPI and certain other assets of FCCI. The Company's Chairman is a founding partner of the Lender. The Company issued to the Lender a promissory note in the principal amount of $725,866, representing principal plus accrued interest on the FCCI Notes as of the date of the transaction. The promissory note has an interest rate of 8% and was due and payable on or before October 29, 2001. In connection with the transaction, the Lender assigned all of its interest in the promissory note (the "TechTron Note") to TechTron, Inc., ("TechTron") a company in which most of the outstanding shares are owned by Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., a Director of the Company and Steven L. Trenk, Chief Executive Officer of the Company, collectively, (the "Certain Executive Officers"). TechTron has agreed to extend the due date of the TechTron Note to April 30, 2002.

         On August 2, 2001, the Company, FCCI and certain executive officers of FCCI entered into an Exchange Agreement dated July 31, 2001 (the "Exchange Agreement"), pursuant to which the Merger Agreement was terminated by mutual consent and the Company acquired certain assets of FCCI. The assets acquired by the Company included the capital stock of MFCS, SOFC Energy and CPI owned by FCCI including all such capital stock previously owned, directly or indirectly, by the executive officers of FCCI, representing approximately 77%, 90% and 100% of the outstanding equity of MFCS, SOFC Energy and CPI, respectively. As a result of the Company's acquisition of majority interests in MFCS, SOFC Energy and CPI, the Company is now in the fuel cell technology development business.

         Pursuant to the Exchange Agreement, the Company issued 780,000 shares of its common stock to FCCI with an approximate value of $1,021,800, or $1.31 per share, which was the fair market value of the Company's common stock on the date of the transaction. The 780,000 shares represent consideration paid by the Company to secure the additional equity interests in SOFC Energy, MFCS and CPI held by FCCI's executive officers and to secure certain non-competition covenants of FCCI and its executive officers and agreements necessary for the Company to properly consummate the transaction. In addition, the Company recorded $641,275 in capitalized transaction costs relating to the transaction through December 31, 2001.

         On January 20, 2001, SOFC Energy entered into a license agreement (the "Adelan Agreement") whereby SOFC Energy was granted exclusive and irrevocable worldwide license to the existing patented inventions of Adelan Ltd. ("Adelan") in return for providing certain funding for the further development and commercialization of Adelan's inventions. As part of the Adelan Agreement, approximately 10% of the outstanding common stock of SOFC Energy was issued to Adelan. Under the Adelan Agreement, SOFC Energy was required to fund the research and development projects and the development of licensed products by Adelan with quarterly payments aggregating $1,500,000 beginning April 1, 2001. The first quarterly installment of $375,000 due under the agreement was made by SOFC Energy. Payments made by SOFC Energy towards the second and third quarter payments due to Adelan aggregated $520,000 through December 31, 2001.

         In January 2002, SOFC Energy received a notification of default from Adelan for failure to provide developmental funding under the Adelan Agreement. At the time of the notification, $605,000 was due to Adelan. SOFC Energy failed to cure the default and the Adelan Agreement terminated on February 15, 2002.

         On February 27, 2002, the Company and Freedom Cell Power Corp., ("Freedom") a wholly-owned subsidiary of the Company, entered into a license agreement with Adelan (the "Freedom License Agreement") by which Freedom acquired substantially the same rights previously granted to SOFC Energy pursuant to the Adelan Agreement. As part of the Freedom License Agreement, Freedom is required to fund the research and development projects and the development of licensed products by Adelan with weekly payments commencing February 28, 2002 of $20,000 through March 31, 2002, $100,000 a month for the three month period ended June 30, 2002 and $125,000 a month for the six month period ended December 31, 2002. Additionally, Adelan is to receive 200,000 shares of the Company's common stock and a warrant to purchase an additional 100,000 shares of common stock with an exercise price of $1.00.

         Freedom, through its strategic partnership with Adelan, is developing proprietary systems and products related to the portable, automotive, residential and commercial sectors utilizing Adelan's Solid Oxide Fuel Cell technology. Early commercial applications where Solid Oxide Fuel Cells are expected to find dominant and competitive positions include power systems and auxiliary power units for trucks, automobiles and recreational vehicles.

         MFCS is a company enrolled in the Technology Affiliates Program with the California Institute of Technology ("CalTech"), and the Jet Propulsion Laboratory ("JPL"), a federally funded research and development facility managed by CalTech for the National Aeronautics and Space Administration ("NASA"). As a result of the affiliate relationships with JPL and CalTech, MFCS holds an option to acquire exclusive rights to the exploitation of the micro DMFC technologies that are currently patent pending to JPL and CalTech. To date, JPL and CalTech have filed the first of what is expected to be multiple patents for micro DMFC related technologies and processes. Micro DMFCs produce electricity from the simple components of methanol, water and air. The DMFC converts the energy in methanol into an electric current, and will be used to power portable electronic devices such as laptop computers, cell phones, PDAs and other small electronic communication and entertainment devices.

         The following purchase price allocation is based on an analysis of fair market value performed by an independent third party valuation specialist. The values of the intangible assets are being amortized over five years. The allocation of the purchase price to the net assets acquired is as follows:

     Purchase Price:
          Common stock issued (780,000 shares at $1.31 per share)   $1,021,800
          Note payable issued                                          725,866
          Acquisition costs                                            641,275
                                                                   -----------
     Total purchase price                                           $2,388,941

     Allocation:
          Current Assets                                               18,172
          Fixed Assets                                                 10,485
          Goodwill and Other Intangible Assets                      1,374,427
          Current liabilities                                          24,143
          In-process research & development                         1,010,000
                                                                   ----------
     Total allocation                                              $2,388,941

     The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of the respective periods:

                                                 FOR THE YEAR ENDED
                                                 ------------------
                                          DEC. 31, 2001       DEC. 31, 2000
                                          -------------       -------------
         Revenues                         $1,079,569          $  1,311,471
         Loss from continuing
             operations                   $(5,021,834)        $ (4,701,222)
         Net loss                         $(4,648,334)        $ (3,646,250)
                                          ===========         ============
           Pro forma loss per share       $     ( .99)        $       (.82)
                                          ============        ============

     The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the respective periods.

DRY CLEANING BUSINESS

     During the second quarter of 1998, the Company established a subsidiary, United Dry Cleaning, L.L.C. ("United") for the purpose of acquiring and operating dry cleaning facilities initially in the Phoenix, Arizona area. This area was selected for its rapid growth in construction and development and increase in population, which, management believed, would provide United with growth potential. The Company committed an aggregate of $1,000,000 to fund United's initial operations. By early 1999, United owned and operated dry cleaning plants and stores from eleven locations in the Phoenix area. The Company divested itself of the majority of its retail dry cleaning business in 1999 in order to concentrate on providing dry cleaning services primarily to the hospitality industry.

     In November 1999, the Company formed a new subsidiary, Valet-USA, Inc. ("Valet") to provide dry cleaning services to primarily the hospitality industry in the Phoenix, Arizona area. Valet was formed as part of the Company's focus on servicing the hospitality industry, as opposed to the retail customer market. Management believes the Company can generate higher revenues from the hospitality business than the Company has historically derived from the retail business. Management believes the Company will benefit from the reduction in employee payroll and benefit expense that the Company expects as a result of the Company's shift from the retail business to the hospitality business as well as the elimination of most retail advertising.

     Since inception, the Company's sales and margin from its dry cleaning operations have been below levels originally anticipated by the Company. This reduced level of sales and margin, directly related to increased costs and competition in the retail drop store market, resulted in lower than anticipated cash flow. As a result, in 1999 the Company arranged for a $250,000 line of credit for Valet to fund the daily operation. The line of credit is with a company owned by the Chairman of the Company. The line of credit bears interest at a rate of 8% per annum and is payable on demand.

     Although management believes that the Company's retail drop store business underperformed, through a sales and marketing campaign, the Company increased its number of total hotel customers from approximately 35 at inception of the business to approximately 138 hotel customers as of December 31, 2001. Hotel customers require employee, guest, drapery and linen services and the Company believes it can continue to develop this niche within the Phoenix, Arizona dry cleaning market. For the years ended December 31, 2001 and 2000, respectively, the Company recorded $858,075 and $932,025 in sales to hotel customers, representing 83% and 81% of total sales. Management has concluded that in order for the Company's dry cleaning business to be successful, the Company must continue to focus on seeking out new hotel customers.

INVESTMENTS IN INFORMATION TECHNOLOGY BUSINESSES

     On August 31, 2000, the Company purchased a 2% equity interest in Technology Keiretsu, LLC ("TK"), the parent company of Alliant Technologies, Inc. ("Alliant"). Alliant is a provider of Internet technology solutions for business that offers a complete range of services, including strategic business consulting, e-commerce application development, business process engineering and infrastructure engineering. The purchase price for the Company's interest was $250,000 cash and 66,666 shares of the Company's common stock valued at $583,327, or $8.75 per share, which was the fair market value of the stock on the date the transaction was consummated. On September 29, 2000, the Company executed an Exchange Agreement whereby the Company exchanged its 25% interest in Little Universe, LLC ("LU"), acquired from Alliant in April 2000 for $250,000, for an additional 1% equity interest in TK. Prior to the exchange the Company had recorded $18,076 in loss related to their equity portion of LU's loss. In September 2001, the Company recorded an impairment charge of $799,451 based on analysis of current market conditions and discussions with TK management to determine the approximate fair market value of the Company's minority equity investment. As of December 31, 2001, the Company's 3% equity interest in TK is currently valued at $265,800 in the accompanying Consolidated Balance Sheet.

     On September 1, 2000, the Company purchased a 4% equity interest in SupportScape, Inc. ("SupportScape"). The all-cash purchase price was $250,000. SupportScape is a web resource which provides real time customer support to e-businesses through personalized mail response service to customers through online query forms and e-mails as well as through live one-to-one chat. In December 2001, the Company wrote off its entire investment in SupportScape. The Company's decision to write down its investment was based on current market conditions and discussions with SupportScape management. SupportScape offices were destroyed in the World Trade Center disaster and has been unable to provide the Company with necessary information to determine the fair market value of its investment.

PURCHASE AGREEMENT

     In August 2000 the Company sold to Lazar & Company I.G., LLC ("Lazar"), a New York limited liability company, 200,000 shares of the Company's common stock and a warrant to purchase 6,800,000 additional shares of the Company's common stock at an exercise price of $3.00 per share, (the "Warrant"). The rights to purchase the shares were to vest in five portions based upon targets relating to the market capitalization of the Company. The first portion of shares purchasable under the warrant, representing 850,000 shares, was exercisable as of December 31, 2000 as a result of the first targeted market capitalization of the Company being achieved.

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

     On December 5, 2000, the Company entered into an agreement with Lazar whereby the Company obtained the right under certain circumstances to purchase from Lazar portions of the Warrant. The purchase price would be paid by the Company by a reduction of the unpaid principal amount due from Lazar pursuant to the Note. The Company's right to purchase portions of the Warrant extended for a period of 180 days from the date of the agreement. The Company exercised all of its available purchase rights and purchased an aggregate of 5,950,000 shares under the Warrant pursuant to the agreement at an aggregate exercise price of $204,167.

     In August 2000, the Company issued warrants to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $3.00 per share to Certain Executive Officers. The rights to purchase the shares vest in five portions based upon targets relating to the market capitalization of the Company. As of December 31, 2000, the first portion of shares purchasable under the warrant, representing 168,750 shares, were exercisable based upon the first targeted market capitalization of the Company being achieved. The Company recorded a compensation charge of $1,012,500 in 2000 relating to the vested portion of the Warrants. As of December 31, 2001, no other portions were vested.

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

     As of the date of termination, the Company had loaned a total of $1,027,000 to TelaLink and its affiliates to provide working capital pursuant to promissory notes made by TelaLink in favor of the Company bearing an interest rate of 12% per annum due and payable on April 30, 2000. On January 19, 2000, the Company sold its interests in the TelaLink notes as discussed below.

     The Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, Pine Tree Telephone and Telegraph Company ("PTTC") and the principal (95%) stockholder of PTTC, whereby the Company agreed to purchase not less than 95% of PTTC's issued and outstanding capital stock. PTTC is a telecommunication services provider to areas near Lewiston and Portland, Maine. To secure the Company's rights under the Stock Purchase Agreement, the Company deposited the sum of $915,000 in an escrow account. The deposit was to be treated as a non- refundable deposit against the purchase price to be paid by the Company at closing, or otherwise in accordance with the Stock Purchase Agreement.

     On January 19, 2000, the Company received $1,463,800 and a subsequent payment of $1,538 pursuant to the terms of an Inter-Party Agreement by and among the Company, Quorum Communications, Inc., TelaLink, Country Road Communications, Inc. ("Country Road"), Prudential Insurance Company of America and various other unrelated third parties. The Company also received reimbursement of the $915,000 PTTC deposit plus accrued interest of $50,338, in exchange for the Company assigning all of its rights and obligations under the Stock Purchase Agreement.

     Under the terms of the Inter-Party Agreement, the Company sold its interest in the various TelaLink notes totaling $1,027,000 to Country Road for a purchase price of up to $1,100,000, of which $500,000 was paid at closing and the balance paid in the form of a promissory note ("The Promissory Note"). The Promissory Note had an interest rate of 6.5% per annum and was to mature January 19, 2005. Interest was due and payable in annual installments commencing on January 19, 2001, which was received by the Company, and on each anniversary thereafter up to and including the maturity date. Effective August 1, 2001, certain prepayment conditions of the Promissory Note were met and Country Road was required to prepay the Promissory Note at an adjusted principal amount of $500,000 plus accrued and unpaid interest. On September 25, 2001, the Company received $522,260 from Country Road as prepayment of all principal and accrued interest amounts due under the Promissory Note.

     On April 21, 2000, the Company issued 100,000 shares of the Company's common stock, with a fair market value of $325,000 to a third party equity investor of TelaLink in exchange for the release of any and all claims and liens that it may have the right to assert against TelaLink and the Company. This value is included in costs of failed acquisition in 2000.

DISCONTINUED OPERATIONS

     FORMER DIALYSIS TREATMENT BUSINESS

     Until October 1997, the Company was engaged primarily in the dialysis treatment business. The Company and its subsidiaries provided equipment, services and supplies to individuals in their homes and other residential alternative sites, including prisons and nursing homes and provided acute care dialysis placement services. The Company also owned and operated a center to train individual patients in the self-administration of peritoneal dialysis treatments. The Company was also engaged in providing consulting and administrative services to customers (the "Consulting Customers") that provide dialysis treatments to patients at and from in-center facilities owned and operated by the customers. The Consulting Customers included Upper Manhattan Dialysis Center, Inc. ("UMDC"), Alpha Administration Corp. ("Alpha") and Continental Dialysis Center of the Bronx, Inc. ("CDBI"), each of which is a New York corporation. All of the outstanding common stock of Alpha and CDBI and 50% of the outstanding common stock of UMDC is owned by Certain Executive Officers. The Company, Alpha and CDBI sold substantially all of its assets relating to the dialysis treatment business in October 1997 to IHS of New York, Inc.(the "IHS Closing"). UMDC, the Company's remaining Consulting Customer, sold substantially all of its assets in January 1998 to Renal Research Institute, LLC ("RRI"), subject to state regulatory approval that was not received until 2001.

     The Company also established an 80% owned subsidiary, Renal Management, Inc. ("RMI"), to engage in renal disease and nephrology practice management. RMI did not conduct any substantive business nor enter into any agreements with customers. In December 1998, the Company sold its interest in RMI to Renal Disease Management, Inc. ("RDM") in exchange for shares of that company's common stock. Due to a merger in 2000, the Company received 2,118 shares of Renal Care Group, Inc. in exchange for its shares of RDM. The Company sold its RDM shares and received an aggregate of $55,207 in proceeds from the sale.

     Effective January 29, 1998 (the "First RRI Closing"), UMDC sold substantially all of its assets to RRI pursuant to the terms of an asset purchase agreement (the "RRI Purchase Agreement") among UMDC, RRI and the shareholders of UMDC. RRI is a joint venture between Fresenius Medical Care, N.A. and Beth Israel Medical Center ("BIMC").

     At the First RRI Closing, RRI paid approximately $4,174,000, in partial payment of an aggregate purchase price (inclusive of payments for a covenant not to compete) of approximately $7,984,000, for the assets of UMDC. UMDC retained its accounts receivable, cash and cash equivalents in the transaction, as well as certain liabilities of UMDC outstanding as of the date of the First RRI Closing. Under the terms of the RRI Purchase Agreement, BIMC applied for state regulatory approval (the "NY Approval") to own and operate the in-center dialysis facility currently operated by UMDC. As a result of this closing, UMDC was able to pay the Company for certain prior obligations.

     In February 2001, in connection with the transactions between UMDC and RRI, the Company received two payments totaling approximately $1,280,000 for certain prior obligations. Aggregate payments from RRI to UMDC, the Company and certain shareholders of UMDC totaled approximately $3,279,000. UMDC operated its dialysis facility operation through April, 2001 at which time BIMC obtained all regulatory approvals necessary to operate the unit.

     In 2001 Alpha and CDBI were dissolved. At the time of Alpha's dissolution, amounts payable to Alpha by the Company totaled $68,779. Amounts payable to Alpha were offset by the Company with accrued interest due from Alpha not previously recognized due to realization uncertainties. At the time of CDBI's dissolution, $26,512 was due the Company from CDBI which the Company wrote off in 2001. In addition, $120,000 due from CDBI under its consulting and service agreement were deemed uncollectible by the Company. These fees had not previously been recorded by the Company due to realization uncertainties.

     In connection with the IHS closing, the Company entered into a consulting agreement (the "IHS Consulting Agreement") to provide the consulting services of Certain Executive Officers to IHS for a period of three years from the closing date, in exchange for aggregate payments of $1,000,000 from IHS payable over the term of the IHS Consulting Agreement. The IHS Consulting Agreement terminated in October, 2000. At the time of termination, approximately $162,000 was due to the Company from IHS under the agreement. The Company received a payment of $75,000 from IHS in July 2001 pursuant to a settlement agreement between the Company and IHS relating to these fees (See Item 3. Legal Proceedings).

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

GOVERNMENTAL REGULATION

     GENERAL HEALTH CARE REGULATION

     The Company's former dialysis business and its former consulting customers operations were subject to extensive governmental regulations at the federal, state and local levels. The laws, rules and regulations which govern its consulting customers are very broad and are subject to continuing change and interpretation. There is also an absence of regulations or decisions specifically addressing the dialysis business. Thus, it is possible that certain of the Company's past contractual arrangements or business practices might be challenged, and if so successfully challenged, there can be no assurance that the Company would not be adversely affected.

     The Company provided consulting services to certain facilities that are administered by corporations and/or physicians who are not under the direct control of the Company. Because the Company does not have control over the actions of such corporations and physicians who rendered services, the Company is subject to the risk that such corporations or physicians may have violated federal, state or local laws and regulations including Medicare and Medicaid laws without the knowledge or consent of the Company. The Company cannot assure that limited violations did not occur at such facilities in the past.

     ENVIRONMENTAL LAWS

     The Company's fuel cell business is subject to numerous federal, state, and local laws, regulations and policies that govern environmental protection. These laws and regulations have changed frequently in the past and may continue to do so in the future. The Company's operations may not comply with such changes and it may be required to make significant unanticipated capital and operating expenditures to comply with such changes. If the Company fails to comply with applicable environmental laws and regulations, governmental authorities may seek to impose fines or other penalties, or to revoke or deny the issuance or renewal of certain permits which are needed for ongoing operations. Accordingly, the Company might be subject to damage claims or penalties, and we may be curtailed from conducting our business operations. Management believes that its fuel cell technology development operation is handled in accordance with applicable laws, rules and regulations.

     The Company's former operations were, and its current dry cleaning operations are, subject to various state hazardous waste disposal laws. The Company disposed of its medical waste through hazardous waste vendors which are primarily responsible for compliance with such laws. Those laws in effect during the period in which the Company was engaged in the provision of dialysis related services did not classify most of the waste produced during the provision of dialysis services to be hazardous, although disposal of non- hazardous medical waste is also subject to regulation. The dry cleaning business uses various cleaning chemicals which are classified as hazardous substances under applicable state and federal regulations. Management believes that all hazardous substances used in the dry cleaning operations are handled in accordance with applicable laws, rules and regulations.

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

COMPETITION

     The Company faces intense competition in the markets for fuel cell systems. In the fuel cell market, there are numerous companies in the United States, Europe and Asia developing fuel processors, fuel cell stacks utilizing a wide range of technologies, and integrated fuel cell systems. These companies include Avista Labs, Ballard Power Systems, H-power, Nuvera, Medis Technologies, Manhattan Scientifics, Plug Power, Toyota, and International Fuel Cells, among others. Each of these companies has the potential to capture market share in the markets the Company intends to address.

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

EMPLOYEES

     As of March 12, 2002, the Company employed five full-time employees, including officers, at its corporate offices. As of that date, Valet employed seventeen full-time and five part-time employees. No employees are covered by collective bargaining agreements, and the Company considers its employee relations to be good.

LIABILITY INSURANCE

     The Company carries property, general liability and professional liability insurance in amounts and coverage deemed adequate by management. However, there can be no assurance that any future claims will not exceed applicable insurance coverage and no assurance can be given that liability insurance will continue to be available at a reasonable cost.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters during 2001 consisted of approximately 1100 square feet located in Florham Park, New Jersey. This space is leased from a third party and provides for a base annual rent of $20,683 and expires March 2003. In addition, the Company maintains an office in New York. The space is comprised of approximately 3,700 square feet. The lease provides for a base annual rent of $212,097 and expires August 2008. The Company's subsidiary, Valet, conducts dry cleaning operations from a single leased plant and store location comprising approximately 3,600 square feet. The lease provides for a base annual rent of $69,223 and expires February 29, 2004. Management believes that alternative facilities are readily available in the location in which Valet conducts business.

ITEM 3.  LEGAL PROCEEDINGS

     In connection with the Company's sale of assets to IHS of New York ("IHS") in October 1997, an escrow account was created to secure the indemnity obligation of the Company to IHS. IHS asserted a claim against the escrow of approximately $142,000 for indemnification of certain liabilities not assumed by IHS as part of the IHS Purchase Agreement. The Company responded and defended against the claim. In September 2000 the Company filed a lawsuit in the Supreme Court of New Jersey against IHS seeking the release of certain funds from escrow and seeking to recover $162,000 in unpaid consulting fees pursuant to the IHS Consulting Agreement dated October 8, 1997.

     In June 2001, the Company executed a settlement agreement and general release (the "Settlement Agreement") by and among the Company, Alpha, a former consulting customer of the Company, and IHS. Under the Settlement Agreement, IHS paid the Company $75,000 in satisfaction of all unpaid consulting fees pursuant to the consulting agreement and agreed to the release of the balance of the escrow account to the Company in exchange for indemnification by Alpha for certain liabilities. The Company received the $75,000 consulting payment and the balance of $141,290 in the escrow account was released to the Company in July 2001, concluding the matter.

     On October 19, 2001, the District Court, Clark County, Nevada (the "Court") entered an order (the "Order") in favor of the Company and Fuel Cell Companies, Inc., as shareholders, enjoining the former board of directors of MFCS from interfering with the MFCS shareholders' right to call and participate in a special meeting of MFCS shareholders, and enjoining the board of directors of MFCS from wasting or encumbering the corporate assets of MFCS, or canceling shares or issuing additional shares of MFCS stock (the "Order"). The Order directed that a notice of special meeting of the shareholders of MFCS be sent to the shareholders. The Order was the result of an application for a temporary restraining order and motion for preliminary injunction and permanent injunctive relief filed by FCCI and the Company on August 28, 2001 (the "Application").

     The Application was filed after the former board of directors of MFCS refused to hold a shareholders meeting called by the shareholders and the refusal to recognize a transfer of shares of MFCS held by Fuel Cell Companies, Inc. (the "Shares") to the Company.

     In accordance with the Order, a notice of special meeting was delivered to the shareholders of MFCS and the special meeting of shareholders was held on October 29, 2001. At the special meeting, the shareholders of MFCS removed the former directors of MFCS and elected three new directors. At a meeting of the board of directors of MFCS following the special meeting, the board of directors of MFCS approved the transfer to the Company of the shares of MFCS held by FCCI.

     On October 30, 2001, MFCS commenced an action against the former directors of MFCS and a former attorney for MFCS in the District Court, Clark County, Nevada to recover costs and other damages incurred by MFCS in connection with MFCS' litigation with the Company and FCCI as a result of the management of MFCS by the former directors. This litigation is still pending.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5.  MARKET FOR COMPANY COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock is listed on the Nasdaq SmallCap Market (the "SmallCap") under the trading symbol "TKSS." There were approximately 73 holders of record of the Company's common stock as of March 12, 2002. The following table sets forth the closing high and low bids for each of the securities for each quarter following the quarter ended December 31, 1999. The figures set forth below were obtained from the National Association of Securities Dealers
(NASD) "Monthly Market Summary Reports".

              THREE MONTHS ENDED           HIGH            LOW
              ------------------           ----            ---

              March 31, 2000               10.75             2
              June 30, 2000                 5.44          2.13
              September 30, 2000            9.81          3.25
              December 31, 2000             8.94             1
              March 31, 2001               1.563          .375
              June 30, 2001                2.150         1.313
              September 30, 2001            3.50           .73
              December 31, 2001              .95           .38

         On January 3, 2000, the Company granted a warrant to purchase up to an aggregate of 100,000 shares of its common stock to a financial services provider of which the Chairman is a founding partner at an exercise price of $2.00, which was the fair market value of the Company's common stock on the date of grant. The warrant has an estimated value of $73,482 calculated using the Black-Scholes option pricing model and has been expensed in the accompanying Consolidated Statements of Operations.

         On March 22, 2000, the Company granted a warrant to purchase up to an aggregate of 50,000 shares of its common stock to Alliant, at an exercise price of $3.00. The warrant has an estimated value of $203,753 calculated using the Black-Scholes option pricing model and has been expensed in the accompanying Consolidated Statements of Operations.

         On July 6, 2000, the Company granted a warrant to purchase up to an aggregate of 25,000 shares of its common stock to a financial services provider, at an exercise price of $3.50. The warrant has an estimated value of $64,132 calculated using the Black-Scholes option pricing model and has been expensed in the accompanying Consolidated Statements of Operations.

         During 2000, the Company issued 181,485 shares of its common stock in connection with the cashless exercise of stock options issued under the Company's 1994 Long-Term Incentive Award Plan and the 1997 Equity Incentive Plan as well as 73,393 shares in connection with the exercise of warrants issued to professional services providers. The Company recorded compensation expense of $1,108,500 relating to the issuance of these shares in the accompanying Consolidated Statements of Operations.

         During 2000, the Company granted warrants to purchase up to an aggregate of 330,000 shares of its common stock to the Company's former board of advisors who were terminated in the first quarter of 2001. As a result, 242,500 of the 330,000 warrants originally issued were canceled as they were unvested. The remaining 87,500 warrants have exercise prices ranging from $4.00 to $4.50 and have been valued at $317,048 utilizing the Black-Scholes option pricing model. Such amount has been expensed in the accompanying Consolidated Statements of Operations.

         On July 31, 2001, the Company awarded to Jeffrey M. Trenk a warrant to purchase up to an aggregate of 100,000 shares of common stock at an exercise price of $1.31, which was the fair market value of the Company's common stock on the date of grant. The warrant has an estimated value of $113,890 calculated using the Black-Scholes option pricing model and has been recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations. Jeffrey M. Trenk provides consulting services to the Company's dry cleaning operation. Jeffrey M. Trenk is the son of Alvin S. Trenk, Chairman of the Company, nephew of Martin G. Jacobs, M.D., a director of the Company, and brother of Steven L. Trenk, Chief Executive Officer of the Company.

         On July 31, 2001, the Company granted warrants to purchase up to an aggregate of 100,000 shares of its common stock to a financial services provider of which the Chairman of the Company is a founding partner. The warrants were granted with an exercise price of $1.31, which was the fair market value of the Company's common stock on the date of grant. The warrants were issued for financial services provided in connection with the Company's fuel cell subsidiary acquisitions (See Note 12 to the Consolidated Financial Statements). The warrant has an estimated fair value of $99,038 which was calculated using the Black-Scholes option pricing model. Such amount has been included as part of the purchase price relating to the FCCI subsidiary acquisitions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         Year Ended December 31, 2001 Compared with Year Ended December 31,
2000.

         On October 8, 1997, the Company sold substantially all its New Jersey, New York, Connecticut and Pennsylvania dialysis business assets to IHS of New York, a New York corporation ("IHS"). Following the IHS closing, the Company's sources of revenue included amounts payable for consulting services to be provided to IHS through October 2000, at a rate of $27,777 per month. For the year ended December 31, 2001 and 2000, the Company recognized $47,223 and $166,662, respectively, for consulting services under this agreement. The reduction in 2001 revenue versus the prior year revenue is due to the expiration of the agreement in October, 2000. Amounts recorded in 2001 relate to a portion of the payments received by the Company in July, 2001 pursuant to a settlement agreement between the Company and IHS which were previously unrecorded due to realization uncertainties.

         Valet-USA, Inc. ("Valet"), a wholly-owned subsidiary of the Company, provides dry cleaning services primarily to the hospitality industry in the Phoenix, Arizona area. As of December 31, 2001, Valet provided employee, guest, drapery and linen dry cleaning services to approximately 138 hotel customers in the Phoenix area. The Company believes that it can generate higher revenues from the hospitality business than it derived from the retail business and that the Company will benefit due to a reduction in personnel, supplies, capital equipment lease obligations and real property leases as a result of the sale of the retail business. Valet currently operates a single plant and drop store from a leased location. The results of the terrorist events of September 11, 2001 have adversely effected the travel and related industries and have negatively impacted the Company's hospitality dry cleaning business. Several hotels serviced by Valet have filed for Chapter 11 Bankruptcy. In addition, Valet has seen a 30% decrease in revenues from September 11, 2001 through December 31, 2001 as compared to the same period for the previous year. This decrease in revenues is directly attributable to the terrorist events of September 11, 2001.

         On April 5, 2001, the Company and Fuel Cell Companies, Inc., a privately held Nevada corporation, ("FCCI"), entered into an Agreement and Plan of Merger, (the "Merger Agreement") pursuant to which the Company was to merge a wholly-owned subsidiary of the Company with and into FCCI in a stock-for-stock transaction, (the "Merger"). The Merger Agreement was subsequently terminated.

         The Company acquired certain assets of FCCI including FCCI's equity interests in SOFC Energy, Inc. ("SOFC Energy"), Micro Fuel Cell Systems, Inc. ("MFCS") and Clean Power Industries, Inc. (" CPI") both by foreclosing upon the collateral that secured certain notes of FCCI and executing the Exchange Agreement discussed below. The Company purchased and canceled notes (the "FCCI Notes") of FCCI from the New York lender (the "Lender") that was the holder of the FCCI notes. The FCCI Notes, in the aggregate principal amount of $700,000, together with accrued interest thereon, were secured by FCCI's interests in SOFC Energy, MFCS and CPI and certain other assets of FCCI. The Company's Chairman is a founding partner of the Lender. The Company issued to the Lender a promissory note in the principal amount of $725,866, representing principal plus accrued interest on the FCCI Notes as of the date of the transaction. The promissory note has an interest rate of 8% and was due and payable on or before October 29, 2001. In connection with the transaction, the Lender assigned all of its interest in the promissory note (the "TechTron Note") to TechTron, Inc., ("TechTron") a company in which most of the outstanding shares are owned by Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., A Director of the Company and Steven L. Trenk, Chief Executive Officer of the Company, collectively, (the "Certain Executive Officers"). TechTron has agreed to extend the due date of the TechTron Note to April 30, 2002.

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

         On April 20, 2000, MFCS entered into an agreement with the Jet Propulsion Laboratory ("JPL") to fund certain work to be performed by JPL through its Technology Affiliates Program, pursuant to a National Aeronautics and Space Administration ("NASA") task order (the "JPL Task Plan"). In connection with the agreement, JPL and certain individuals of JPL were issued approximately 9% of the currently outstanding common stock of MFCS. Funding requirements for the projects are based on periodic costs as incurred. The total estimated funding requirement for the projects to be completed by JPL are estimated to be approximately $1,700,000. The Company has provided $100,000 in funding to JPL pursuant to the JPL Task Plan from the date of the Company's acquisition of its majority interest in MFCS through December 31, 2001. Additionally, the Company made subsequent payments of $100,000 to JPL in 2002. Payments made by MFCS to JPL prior to the Company's acquisition of MFCS aggregated $494,000.

         As a result of the affiliate relationships with JPL and CalTech, MFCS holds an option to acquire exclusive rights to the exploitation of the micro DMFC technologies that are currently patent pending to JPL and CalTech. To date, JPL and CalTech have filed the first of what is expected to be multiple patents for micro DMFC related technologies and processes. Micro DMFCs produce electricity from the simple components of methanol, water and air. The DMFC converts the energy in methanol into an electric current, and will be used to power portable electronic devices such as laptop computers, cell phones, PDAs and other small electronic communication and entertainment devices.

         On January 20, 2001, SOFC Energy entered into a license agreement (the "Adelan Agreement") whereby SOFC Energy was granted exclusive and irrevocable worldwide license to the existing patented inventions of Adelan, Ltd. ("Adelan") in return for providing certain funding for the further development and commercialization of Adelan's inventions. As part of the Adelan Agreement, approximately 10% of the outstanding common stock of SOFC Energy was issued to Adelan. Under the Adelan Agreement, SOFC Energy is required to fund the research and development projects and the development of licensed products by Adelan with quarterly payments aggregating $1,500,000 beginning April 1, 2001. The first quarterly installment of $375,000 due under the agreement was made by SOFC Energy. The Company provided an additional $520,000 in funding to Adelan pursuant to the Adelan Agreement through December 31, 2001.

         In January 2002, the Company and SOFC Energy received a notification of default from Adelan for failure to provide developmental funding under the Adelan Agreement. At the time of the notification, $230,000 of accrued payments not made as of December 31, 2001 and $375,000 representing amounts due January 1, 2002 for the first quarter of 2002, were due to Adelan under the Adelan Agreement. SOFC Energy failed to cure the default and the Adelan Agreement terminated on February 10, 2002.

         On February 27, 2002, the Company and Freedom Cell Power Corp., ("Freedom") a wholly- owned subsidiary of the Company, entered into a license agreement with Adelan (the "Freedom License Agreement") by which Freedom acquired basically the same rights and privileges previously granted to SOFC Energy pursuant to the Adelan Agreement. Freedom is required to fund the research and development projects and the development of licensed products by Adelan with weekly payments commencing February 28, 2002 of $20,000 through March 31, 2002, $100,000 a month for the three months ended June 30, 2002 and $125,000 a month for the six month period ended December 31, 2001. Additionally, Adelan is to receive 200,000 shares of the Company's common stock and a warrant to purchase an additional 100,000 shares of common stock with an exercise price of $1.00.

         Freedom, through its strategic partnership with Adelan, is developing proprietary systems and products related to the portable, automotive, residential and commercial sectors utilizing Adelan's Solid Oxide Fuel Cell technology. Early commercial applications where Solid Oxide Fuel Cells are expected to find dominant and competitive positions include power systems and auxiliary power units for trucks, automobiles and recreational vehicles.

         RECENT DEVELOPMENT

         On March 14, 2002, the Justice Department charged our independent auditor, Arthur Andersen LLP, with a single felony count of obstruction of justice for destruction of documents related to its audit of Enron Corp. In response to this indictment, the Securities and Exchange Commission publicly announced that it has requested and received assurances from Andersen that it will continue to audit financial statements in accordance with generally accepted accounting standards and applicable professional and firm accounting standards, including quality control standards. The Commission also stated that it has been advised by Andersen that if it becomes unable to provide these assurances, it would advise the Commission immediately. The Commission further stated that as long as Andersen continues to be in a position to provide these assurances, the Commission will continue to accept financial statements audited by Andersen in public filings. We obtained from Andersen certain representations concerning audit quality controls, including representations regarding the continuity of Andersen personnel working on our audit and the availability of national office consultation. Investors can call a hotline set up by the Commission, 1-800-SEC-0330, or e-mail the Commission at help@sec.gov, with any questions.

         SIGNIFICANT ACCOUNTING POLICIES

         We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. Some of the most-critical accounting policies that might materially impact our results include:

         INTANGIBLES -- The Company amortizes on a straight line basis the excess cost of net assets acquired over periods not exceeding seven years. The Company amoritizes the value of intangible assets acquired in its fuel cell subsidiary acquisitions over an estimated useful life of five years. In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142, which will be adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. The Company expects that the adoption of these accounting standards will eliminate the amortization of goodwill which was $32,000 for the year ended December 31, 2001. Recoverability reviews could result in periodic write-downs subsequent to the date of adoption.

         REVENUES

         There were no revenues in 2001 relating to the Company's fuel cell technology development business.

         The Company's dry cleaning business recorded revenues of $1,032,346 in 2001 and $1,144,809 in 2000. Of these revenues, approximately $858,075 or 83% and $932,024 or 81% related to dry cleaning services provided to hotel customers in 2001 and 2000, respectively, while the remaining $174,271 and $212,785 related to dry cleaning services provided by the retail store. The decrease of $112,463 relates directly to the terrorist events of September 11, 2001 and their adverse impact on the hospitality industry serviced by Valet. The Company anticipates that hotels will continue to be the primary source of revenue for Valet.

         At the IHS Closing on October 8, 1997, the Company completed the sale of its New Jersey, New York, Connecticut and Pennsylvania dialysis business assets to IHS. Following the IHS Closing, the Company's sources of revenue included amounts payable for consulting services available to IHS through October 2000, at a rate of $27,777 per month. In 2001 and 2000, the Company recognized $47,223 and $166,662 in revenue, respectively, for consulting services under this agreement.

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

         For the years ended December 31, 2001 and 2000 respectively, the Company recorded $600,000 and $1,694,972 in additional revenues related to payments received from UMDC, a former consulting customer of the Company, not previously recorded as receivables due to realization uncertainties. Such amounts have been included in income from discontinued operations in the accompanying Consolidated Statement of Operations. The Company does not expect to receive future operating revenues related to its former dialysis based businesses or from the business of its former Consulting Customers.

         COST OF SERVICES

         Cost of services was $888,215 and $939,721 or 86% and 82% of revenues attributable to the Company's dry cleaning business in 2001 and 2000, respectively. Cost of services is primarily comprised of $614,683 and $668,604 in salaries and other payroll expenses as well as $102,571 and $129,975 for supplies in 2001 and 2000, respectively. In addition, $13,393 and $6,354 of depreciation expense has been allocated to cost of services in 2001 and 2000, respectively. The decrease of $51,506 is directly related to the corresponding decrease in revenues for the period.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses totaled $2,223,841 in 2001, as compared with $5,035,550 for 2000. The net decrease of $2,811,709 is primarily comprised of non-cash stock-based compensation expense in 2000 of $2,959,413 including $1,108,500 in compensation expense related to the cashless exercise of stock options and $1,012,500 relating to warrants that became partially vested based on the Company achieving a market capitalization target.

         RESEARCH AND DEVELOPMENT

         The Company's fuel cell operation research and development costs totaled $620,000 from the date of acquisition through December 31, 2001. There were no such expenses in 2000 due to the Company's fuel cell subsidiaries being acquired in the third quarter of 2001. Payments made by the Company to Adelan and JPL under their respective agreements totaled $520,000 and $100,000, respectively, from the date of acquisition through December 31, 2001.

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

         As of December 31, 2001 and 2000, the Company's dry cleaning business had accounts receivable of $99,134 and $112,988, respectively. As a percentage of receivables outstanding, the allowance relating to the dry cleaning business was 26% and 10%, respectively. The increase in allowance is directly related to the adverse impact of the terrorist events on September 11, 2001 related to the hospitality industry. Hotel accounts are serviced by the Company's dry cleaning subsidiary.

         Management continues to evaluate the collectibility of all accounts and believes the stated allowance as of December 31, 2001 is adequate to absorb possible losses resulting from uncollectible receivables.

         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense for 2001 and 2000 totaled $125,634 and $65,435, respectively, of which $13,393 and $6,354, respectively, of depreciation expense related to the dry cleaning business and is included in cost of services. The increase of $60,199 is directly related to the amortization of the intangible assets acquired in the Company's fuel cell subsidiary acquisitions in 2001 as well as additional amortization of intangibles recorded by the Company's dry cleaning subsidiary.

         IMPAIRMENT OF INVESTMENTS

         In September 2001, the Company recorded an impairment charge of $799,451 based on analysis of current market conditions and discussions with TK management to determine the approximate fair market value of the Company's minority equity investment. As of December 31, 2001, the Company's 3% equity interest in TK is currently valued at $265,800 in the accompanying Consolidated Balance Sheet.

         In December 2001, the Company wrote off the entire investment in SupportScape. The Company's decision to write down its investment was based on current market conditions and discussions with SupportScape management. SupportScape offices were destroyed in the World Trade Center disaster and has been unable to provide the Company with necessary information to determine the fair market value of its investment.

         FAILED ACQUISITION

         In 2000, the Company issued 100,000 shares of the Company's common stock with a fair market value of $325,000 to a third party equity investor of TelaLink Network, Ltd. ("TelaLink") in exchange for the release of any and all claims and liens that it may have the right to assert against TelaLink and the Company. This value is included in costs of failed acquisition in 2000 (See Note 12 to the consolidated financial statements).

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

         WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT ACQUIRED

         The Company recorded $1,010,000 of in-process research and development costs in connection with the Company's acquisition of majority interests in MFCS and SOFC Energy. The value of the in- process research and development acquired is based on an analysis performed by the Company's third party valuation consultant.

         As a result of the affiliate relationships with JPL and CalTech, MFCS holds an option to acquire exclusive rights to the exploitation of the micro DMFC technologies that are currently patent pending to JPL and CalTech. To date, JPL and CalTech have filed the first of what is expected to be multiple patents for micro DMFC related technologies and processes. Micro DMFCs produce electricity from the simple components of methanol, water and air. The DMFC converts the energy in methanol into an electric current, and will be used to power portable electronic devices such as laptop computers, cell phones, PDAs and other small electronic communication and entertainment devices.

         Freedom, through its strategic partnership with Adelan, is developing proprietary systems and products related to the portable, automotive, residential and commercial sectors utilizing Adelan's Solid Oxide Fuel Cells. Early commercial applications, where Solid Oxide Fuel Cells are expected to find dominant and competitive positions include power systems and auxiliary power units for trucks, automobiles and recreational vehicles.

         The in-process research and development was valued utilizing the cost approach on a project by project basis. The historical costs involved in the research and development effort were identified and the time value of the investment made in developing the technology considered. The risk profile of the technology has not changed significantly so far in the development cycle. While progress has been made in developing the technology, the same uncertainties regarding successful completion and commercialization exist. An investor selling the technology at the valuation date would expect to receive a return on the investment made in developing it, at a rate commensurate with the risk undertaken in doing so. An investor acquiring the technology at the valuation date gains the benefit of the expenditures made, and is also that much closer to reaping the benefit of the expenditures than the Company when those expenditures were made, justifying a higher valuation. Therefore the costs invested in the development of the technology are inflated by the appropriate expected rate of return, or 45%, for such a venture. These values were then reduced on a pro-rata basis to reflect the Company's percentage ownership in its subsidiaries. The value of in-process research and development acquired relating to research and development work performed by JPL was valued at $635,000. The remaining $375,000 of acquired in-process research and development relates to research and development work performed by Adelan.

         INTEREST INCOME, NET

         Net interest income was $149,448 in 2001 and $154,439 in 2000. The decrease of $4,991 is directly related to an increase in interest income of $68,779 relating to Alpha, the Company's former consulting customer, offset by decreases in interest income due to decreased cash available for investment by the Company as well as declining interest rates and associated returns on investments.

         BENEFIT FOR INCOME TAXES

         The Company did not record a net tax benefit as of December 31, 2001 and 2000. The benefit for income taxes relating to the loss from continuing operations is offset by a provision for the same amount related to the income from discontinued operations. All of the Company's deferred tax assets as of December 31, 2001 have been offset by a valuation allowance as a result of the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

         The Company experienced a positive net cash flow of $225,655 for 2001. Net cash used in operating activities of $1,803,169 related primarily to income from discontinued operations of $600,000 and the Company's net loss of $4,074,731 offset by stock compensation expense of $145,115 relating to warrants issued to outside service providers, and an impairment charge of $1,049,451 relating to the Company's minority equity investments in Technology Keiretsu, LLC and SupportScape, Inc. and a write-off of $1,010,000 relating to in-process research and development acquired in connection with the Company's fuel cell subsidiary acquisitions. Net cash provided by investing activities of $2,028,824 reflects amounts repaid by consulting customers of $1,879,891 as well as repayment of notes receivable of $527,000 and proceeds from the sale of U.S. Government securities of $500,000.

         FACTORS THAT MAY AFFECT OPERATING RESULTS AND LIQUIDITY

         In addition to the risk factors included in "Item 1. Business," the following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

THE COMPANY HAS A HISTORY OF LOSSES, EXPECTS TO SUSTAIN FUTURE LOSSES, AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

         The Company has incurred substantial losses in the past three years. The Company does not project achieving operating profitability for at least two years and may not be able to generate sufficient cash flow to support operations even after achieving profitability. Even if the Company is able to bring its fuel cell products to the commercial marketplace, the Company will likely continue to incur operating losses for some period. Even if the Company achieves profitability, the Company may be unable to sustain or increase its profitability in the future due to competitive or other pressures.

THE COMPANY'S FUEL CELL PRODUCTS ARE STILL BEING DEVELOPED AND TESTED AND THE COMPANY MAY BE UNABLE TO ACHIEVE VIABLE COMMERCIAL PRODUCTION.


         The Company's fuel cell products are still being developed and tested and the Company's ability to achieve commercial production of these products is subject to significant uncertainties including the Company's ability to complete necessary research and development, field testing, manufacture and assemble products on a commercial scale, obtain raw materials and key component parts from third party suppliers, and develop effective means of marketing and selling the Company's products.

THE COMPANY MAY NEVER COMPLETE THE RESEARCH AND DEVELOPMENT OF A COMMERCIALLY VIABLE FUEL CELL SYSTEM.

         The Company does not know whether it will successfully complete research and development of a commercially viable fuel cell system. The Company has produced and is currently testing a number of early stage demonstrations of its fuel cell systems. However, these systems require significant technical improvements and research and development before they can be considered for commercial use. There can be no assurance that our efforts to resolve technical challenges and to do so in a manner that allows the Company to produce reliable fuel cell systems at an acceptable cost will be effective.

THE COMPANY MAY NOT BE ABLE TO MEET ITS PRODUCT DEVELOPMENT AND
COMMERCIALIZATION MILESTONES.

         The Company's ability to compete effectively against other organizations will depend upon its ability to achieve certain product development and commercialization milestones in a timely and cost-effective manner. The successful introduction of the Company's fuel cell products is likely to be time sensitive, as other organizations are developing and commercializing similar products. If the Company is unable to meet its milestones, the Company's products may not be competitive or may not have a market when they are introduced.

THE COMPANY MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO GROW ITS BUSINESS.

         The Company is currently working to address its capital requirements. However, there is no assurance that the Company will be able to complete this financing or that even if the Company does, it will be adequate to meet the Company's requirements. The Company does not currently have adequate bank credit facilities or other working capital lines under which it may borrow funds for working capital purposes. The Company's ability to obtain additional funding, through private debt or equity financings, will be subject to a number of factors including market conditions, the Company's operating results, technical progress, and investor sentiment. These factors may make the timing, amount and terms and conditions of such funding unattractive to the Company. If the Company cannot raise adequate funds, the Company may not be able to continue to fund its operations.

         The Company previously advanced $355,022 to TechTron net of repayments. Most of the outstanding shares of TechTron are owned by Alvin S. Trenk, Chairman of the Company, Steven L. Trenk, Chief Executive Officer of the Company and Martin G. Jacobs, M.D. a director of the Company, collectively, (the "Certain Executive Officers"). The Company obtained promissory notes from TechTron in a principal amount equal to the aggregate amount of the advances, the majority of which bear interest at a rate of 8% per annum and are payable upon demand. All amounts due from TechTron are unsecured but guaranteed by Certain Executive Officers.

         In connection with the Company's acquisition of its majority interest in its fuel cell subsidiaries (See Note 2), the Company issued a promissory note in the principal amount of $725,866, which was assigned to TechTron. The TechTron Note was issued in connection with the Company's purchase and cancellation of certain notes of FCCI from TechTron which were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The TechTron Note has an interest rate of 8% and is due and payable on or before October 29, 2001. TechTron has agreed to extend the due date on the TechTron Note to April 30, 2002. Amounts due from TechTron have been offset against amounts due to TechTron as of December 31, 2001 in the accompanying Consolidated Balance Sheet.

         On April 20, 2000, MFCS entered into an agreement with the Jet Propulsion Laboratory ("JPL") to fund certain work to be performed by JPL through its Technology Affiliates Program, pursuant to a National Aeronautics and Space Administration ("NASA") task order (the "JPL Task Plan"). In connection with the agreement, JPL and certain individuals of JPL were issued approximately 9% of the outstanding common stock of MFCS. Funding requirements for the projects are based on periodic costs as incurred. The total estimated funding requirement for the projects to be completed by JPL is approximately $1,700,000. The Company has provided $100,000 in funding to JPL pursuant to the JPL Task Plan from the date of the Company's acquisition of its majority interest in MFCS through December 31, 2001. Additionally, the Company made subsequent payments aggregating $100,000 to JPL in 2002. Payments made by MFCS to JPL prior to the Company's acquisition of MFCS aggregated $494,000.

         On January 20, 2001, SOFC Energy, Inc. ("SOFC Energy") entered into a license agreement (the "Adelan Agreement") whereby SOFC Energy was granted exclusive and irrevocable worldwide license to the existing patented inventions of Adelan Ltd. ("Adelan") in return for providing certain funding for the further development and commercialization of Adelan's inventions. As part of the Adelan Agreement, approximately 10% of the outstanding common stock of SOFC Energy was issued to Adelan. Under the Adelan Agreement, SOFC Energy was required to fund the research and development projects and the development of licensed products by Adelan with quarterly payments aggregating $1,500,000 beginning April 1, 2001. The first quarterly installment of $375,000 due under the agreement was made by SOFC Energy. The Company has provided $520,000 in funding to Adelan pursuant to the Adelan Agreement through December 31, 2001.

         In January 2002, the Company and SOFC Energy received a notice of default from Adelan for failure to provide Adelan with all required developmental funding under the Adelan Agreement. At the time of the notification, $605,000 was due from the Company to Adelan under the Adelan Agreement. SOFC Energy failed to cure the default and the Adelan Agreement terminated on February 15, 2002.

         On February 27, 2002, the Company and Freedom Cell Power Corp. ("Freedom"), a wholly- owned subsidiary of the Company, entered into a license agreement with Adelan (the "Freedom License Agreement") by which Freedom acquired substantially the same rights previously granted to SOFC Energy pursuant to the Adelan Agreement.

         Under the Freedom License Agreement, Freedom is required to fund the research and development projects and the development of licensed products by Adelan with weekly payments commencing February 28, 2002 of $20,000 through March 31, 2002, $100,000 a month for the three months ended June 30, 2002 and $125,000 a month for the six month period ended December 31, 2002. Additionally, Adelan is to receive 200,000 shares of the Company's common stock and a warrant to purchase an additional 100,000 shares of common stock with an exercise price of $1.00.

         The Company will need to obtain additional financing to fund the Company's newly acquired fuel cell subsidiary operations. Although the Company is actively pursuing such financing, there can be no assurance that the Company will be able to obtain adequate financing on terms acceptable to the Company. The Company expects that its cash and cash equivalents will be sufficient to fund the Company's operations through April 30, 2002.

         In 1999, the Company arranged for a $250,000 line of credit for Valet to fund its daily operations. The line bears interest at a rate of 8% per annum and is payable on demand. The line of credit is with a company owned by the Chairman of the Company. As of December 31, 2001, $147,500 of debt remained available on the line of credit.

         In April 2001, the Company received $600,000 from Upper Manhattan Dialysis Center, Inc. ("UMDC"), a former consulting customer of the Company, as repayment of all remaining amounts due from UMDC, as well as amounts assigned to the Company by Certain Executive Officers. No additional amounts are due the Company from UMDC.

         On August 21, 2000, the Company sold to Lazar & Company, I.G., LLC ("Lazar"), 200,000 shares of the Company's common stock and a warrant (the "Lazar Warrant") to purchase 6,800,000 additional shares of the Company's common stock at an exercise price of $3.00 per share. Lazar paid the Company $50,000 in cash and delivered to the Company a $1,050,000 secured recourse promissory note (the "Note") as payment of the purchase price. On December 5, 2000, the Company entered into an agreement with Lazar whereby the Company obtained the right under certain circumstances to purchase from Lazar portions of the Lazar Warrant. The purchase price would be paid by the Company by a reduction of the unpaid principal amount due from Lazar pursuant to the Note. The Company's right to purchase portions of the Lazar Warrant extended for a period of 180 days from the date of the agreement. The Company has exercised its entire available purchase rights and purchased an aggregate of rights to purchase 5,950,000 shares under the Lazar Warrant at an aggregate exercise price of $204,167. The remaining 850,000 warrants are vested.

         We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to research and development agreements, employment agreements, capital leases, noncancelable operating lease agreements for office space and a retail store. Future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2001, are expected to be as follows:



                                   PAYMENTS DUE BY PERIOD YEARS ENDING DECEMBER 31,
                                   ------------------------------------------------
Contractual
OBLIGATION                     TOTAL       2002          2003         2004         2005       2006
-------------------------    ---------  -----------   ----------    ---------  --------   ----------

JPL R & D (1)               $1,106,000   $  600,000   $  506,000    $      0  $       0  $       0
Adelan R & D (2)             1,150,000    1,150,000          0             0          0          0
Operating leases (3)         1,279,000      308,000      295,000     230,000    223,000    223,000
Capital leases                  41,796       13,932       13,932      13,932          0          0
Employment Agreements (4)    3,025,000      650,000      650,000     625,000    550,000    550,000
                            ----------   ----------   ----------   ---------   --------   --------
                            $6,601,796   $2,721,932   $1,464,932   $ 868,932   $773,000   $773,000
                            ----------   ----------   ----------   ---------   --------   --------


(1) Total funding requirements for the projects to be completed by JPL are estimated to be approximately $1,700,000. Aggregate payments as of December 31, 2001 totaled $594,000. Funding requirements are based on periodic costs as incurred. For purposes of this analysis, funding is estimated to be $50,000 per month.
(2) Based on license agreement. Funding after December 31, 2002 is to be considered and agreed to by the parties at that time.
(3)  Does not include payments due under renewals to the original lease term.
(4)  Employment agreements assume automatic renewal of terms.


    NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement formally supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). However, certain provisions of SFAS No. 121 and APB No. 30 have been maintained. The Company will adopt the provisions of SFAS No. 144 effective January 1, 2002. The adoption is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement establishes common accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company will adopt SFAS No. 143 on January 1, 2003. The adoption is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142, which will be adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of good will value would be charged to results of operations as a cumulative change in accounting principle upon the adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. The Company expects that the adoption of these accounting standards will eliminate the amortization of goodwill which was $32,000 for the year ended December 31, 2001. Recoverability reviews could result in periodic write-downs subsequent to the date of adoption.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (C) OF THE EXCHANGE ACT

    The material contained in "Election of Directors" and "The Board of Directors and Executive Officers" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2002 annual meeting of Shareholders of the Company is hereby incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION

    The material contained in "Executive Compensation" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2002 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The material contained in "Security Ownership of Certain Beneficial Owners," "Election of Directors," and "The Board of Directors and Executive Officers" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2002 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2002 annual meeting of the Shareholders of the Company is hereby incorporated by reference.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  99.1 Letter to Commission Pursuant to Temporary Note 3T.
                  All other exhibits to the Company's Annual Report on Form 10-KSB, are available upon written or oral request of the Secretary of the Company. All such requests shall be made to the Secretary as follows:

                        TechSys, Inc.
                        147 Columbia Turnpike, Suite 109
                        Florham Park, New Jersey 07932
                        Attention: Mark N. Raab,
                        Chief Financial Officer And Secretary
                        (973) 236-1919

              (b) Reports on Form 8-K.

                  On August 15, 2001, the Company filed with the SEC a current report on Form 8-K reporting an event under Item 2 - Acquisition or Disposition of Assets which was amended by the Form 8-K/A filed by the Company with the SEC on October 15, 2001.

                         TECHSYS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated balance sheet of the Company, and the related consolidated statement of operations, stockholder's equity and cash flow for the year ended December 31, 2001, are not accompanied by an executed report of our auditors, Arthur Andersen. However, notwithstanding the failure of Arthur Andersen to execute their report and to furnish their consent to include their report in this Form 10KSB, Arthur Andersen did complete all its audit work with respect to our financial statements. On Friday March 29, 2002, a fee dispute arose between the Company and Arthur Andersen relating to the timing of payment of fees to Arthur Andersen. Notwithstanding the nature of our dispute and the fact that all Arthur Andersen work has been completed, you should consider the following financial statements as unaudited.



                                                                         PAGE



Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2001
        and 2000..........................................................F-2

     Consolidated Statements of Operations for the Years
        Ended December 31, 2001 and 2000..................................F-3

     Consolidated Statements of Stockholders' Equity for the
        Years Ended December 31, 2001 and 2000............................F-4

     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2001 and 2000........................................F-5

     Notes to Consolidated Financial Statements...........................F-7




                         TECHSYS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

ASSETS                                                                         2001           2000
                                                                               ----           ----

Current Assets:
Cash and cash equivalents .............................................   $   258,102    $    32,447
Investments ...........................................................       354,932              0
Investments in U.S. Government securities .............................             0        500,000
Accounts receivable, less allowance for
   doubtful accounts of $25,925 in 2001 and $11,786 in 2000 ...........        73,209        101,202
Amounts due from consulting customer ..................................             0      1,279,891
Amounts due from affiliates ...........................................             0        355,022
Amounts due from officer ..............................................       295,000              0
Other current assets ..................................................        41,437        247,400
                                                                          -----------    -----------
    Total current assets ..............................................     1,022,680      2,515,962

Note receivable .......................................................             0        527,000
Amounts due from officer ..............................................             0        330,000
Investment in Technology Keiretsu, LLC ................................       265,800      1,065,251
Investment in SupportScape, Inc. ......................................             0        250,000
Property and equipment, at cost, less accumulated depreciation ........       112,425        138,690
Goodwill and other intangibles, less accumulated amortization .........     1,467,695        182,143
Other assets ..........................................................        89,448        129,025
                                                                          -----------    -----------
                                                                          $ 2,958,048    $ 5,138,071
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit ........................................................   $   102,500    $   102,500
Note payable to affiliate, net ........................................       370,844              0
Accounts payable ......................................................       651,309        324,145
Accrued expenses ......................................................       313,682        368,119
                                                                          -----------    -----------
     Total current liabilities ........................................     1,438,335        794,764
                                                                          -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock 5,000,000 shares authorized, none issued or outstanding             0              0
Common stock, no par value, 20,000,000 shares authorized,
     4,703,544 and 3,923,544  shares issued and outstanding at
     December 31, 2001 and 2000, respectively .........................     9,557,079      8,535,279
Paid-in capital .......................................................     2,220,899      2,180,913
Accumulated deficit ...................................................    (9,397,616)    (5,322,885)
Other comprehensive loss ..............................................       (14,816)             0
Subscription receivable ...............................................      (845,833)    (1,050,000)
                                                                          -----------    -----------
     Total stockholders' equity .......................................     1,519,713      4,343,307
                                                                          -----------    -----------
                                                                          $ 2,958,048    $ 5,138,071
                                                                          -----------    -----------


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.




                         TECHSYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                     2001            2000
                                                                     ----            ----
Revenues from continuing operations:

     Dry cleaning services .....................................   $ 1,032,346    $ 1,144,809
     Consulting services .......................................        47,223        166,662
                                                                   -----------    -----------
                                                                     1,079,569      1,311,471

Costs of services ..............................................       888,215        939,721
General and administrative expenses ............................     2,223,841      5,035,550
Research and development .......................................       620,000              0
Depreciation and amortization ..................................       112,241         59,082
Impairment of investments ......................................     1,049,451              0
Write-off of in-process research and development acquired ......     1,010,000              0
Gain on sale of business .......................................             0       (755,764)
Costs of failed acquisition ....................................             0        322,609
Interest income, net ...........................................      (149,448)      (154,439)
                                                                   -----------    -----------
     Total costs and expenses ..................................     5,754,300      5,446,759
                                                                   -----------    -----------

Loss from continuing operations before income taxes ............    (4,674,731)    (4,135,288)

Benefit for income taxes .......................................      (226,500)      (640,000)
                                                                   -----------    -----------

Loss from operations ...........................................    (4,448,231)    (3,495,288)

Income from discontinued operations (less applicable
   income taxes of $226,500 and $640,000 in 2001 and 2000,
       respectively) ...........................................       373,500      1,054,972
                                                                   -----------    -----------

     Net loss ..................................................   $(4,074,731)   $(2,440,316)
                                                                   ===========    ===========


Basic and diluted (loss) income per share:
     Continuing operations .....................................   $     (1.05)   $      (.96)
     Discontinued operations ...................................           .09            .29
                                                                   -----------    -----------
     Net loss per share ........................................   $      (.96)   $      (.67)
                                                                   ===========    ===========


Basic and diluted weighted average shares outstanding ..........     4,252,640      3,646,778
                                                                   ===========    ===========


   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.




                         TECHSYS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                            OTHER
                                                                                           COMPRE-                         TOTAL
                              COMMON       PAID-IN        ACCUMULATED   SUBSCRIPTION       HENSIVE                     COMPREHENSIVE
                              STOCK        CAPITAL          DEFICIT      RECEIVABLE         LOSS          TOTAL            LOSS
                        ---------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1999 ......   $ 5,485,061   $   160,000    $(2,882,569)   $      --         $      --      $ 2,762,492           --
ISSUANCE OF COMMON
STOCK FOR SERVICES
RENDERED ...............       180,000          --             --             --                --          180,000           --
ISSUANCE OF
COMMON STOCK
IN CONNECTION WITH
FAILED MERGER ..........       325,000          --             --             --                --          325,000           --
ISSUANCE OF
COMMON STOCK
IN CONNECTION WITH
TECHNOLOGY KEIRETSU
INVESTMENT .............       583,327          --             --             --                --          583,327           --
CASHLESS EXERCISE OF
STOCK OPTIONS ..........     1,108,500          --             --             --                --        1,108,500           --
EXERCISE OF OPTIONS
AND WARRANTS ...........       103,391          --             --             --                --          103,391           --
SALE OF COMMON
STOCK AND WARRANTS .....       750,000       350,000           --       (1,050,000)             --           50,000           --
ISSUANCE OF WARRANTS
FOR SERVICES ...........          --       1,670,913           --             --                --         1,670,913           --
NET LOSS ...............          --            --       (2,440,316)          --                --        (2,440,316)   $(2,440,316)
                           -----------   -----------    -----------    -----------       -----------    ------------    -----------
BALANCE,
DECEMBER 31, 2000 ......     8,535,279     2,180,913     (5,322,885)    (1,050,000)             --        4,343,307    $(2,440,316)
                                                                                                                       ===========

ISSUANCE OF COMMON
STOCK IN CONNECTION
WITH ACQUISITIONS ......     1,021,800          --             --             --                --         1,021,800           --
ISSUANCE OF
 WARRANTS ..............          --         244,153           --             --                --           244,153           --
REPURCHASE OF
WARRANTS ...............          --        (204,167)          --          204,167              --             --             --
NET LOSS ...............          --            --       (4,074,731)          --                --        (4,074,731)   $(4,074,731)
UNREALIZED LOSS ON
SECURITIES AVAILABLE FOR
SALE ...................          --            --             --                            (14,816)       (14,816)   $    (14,816)
                           -----------   -----------    -----------    -----------       -----------    -----------    -----------

BALANCE,
DECEMBER 31, 2001 ......   $ 9,557,079   $ 2,220,899    $(9,397,616)   $  (845,833)      $   (14,816)   $ 1,519,713    $(4,089,547)
                           ===========   ===========    ===========    ===========       ===========    ===========    ===========



       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.





                         TECHSYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                 2001            2000
                                                                                 ----            ----
Cash Flows From Operating Activities:
     Net loss ..............................................................   $(4,074,731)   $(2,440,316)
     Adjustments to reconcile net loss to net cash
       used in operating activities
     Depreciation and amortization .........................................       125,634         65,435
     Impairment of investments .............................................     1,049,451              0
     Provision for doubtful accounts .......................................        18,546          5,066
     Loss on equity investment .............................................             0         18,076
     Common stock issued in connection with failed merger ..................             0        325,000
     Stock-based compensation expense ......................................       145,115      2,959,413
     Gain loss on sale of business .........................................             0       (755,764)
     Loss on disposal of fixed assets ......................................        14,955              0
     Income from discontinued operations ...................................      (600,000)    (1,694,972)
     Write-off of in-process research and development acquired .............     1,010,000              0
     Changes in operating assets and liabilities,
        net of businesses acquired:
          Accounts receivable ..............................................         9,447        (23,230)
          Other assets .....................................................       249,830       (102,606)
          Amounts due from affiliates ......................................             0        149,545
          Accounts payable .................................................       303,021       (447,628)
          Accrued expenses .................................................       (54,437)      (436,548)
                                                                               -----------    -----------
     Net cash used in operating activities .................................    (1,803,169)    (2,378,529)
                                                                               -----------    -----------

Cash Flows From Investing Activities:
     Amounts repaid by consulting customers ................................     1,879,891        415,082
     Business acquisitions, net of acquired cash ...........................      (528,415)             0
     Repayment of notes receivable .........................................       527,000        500,000
     Repayment of Pine Tree deposit ........................................             0        915,000
     Investment in SupportScape, Inc. ......................................             0       (250,000)
     Investment in Technology Keiretsu, LLC and Little Universe, LLC .......             0       (500,000)
     Purchases of U.S. Government securities ...............................             0       (400,000)
     Purchase of investments ...............................................    (1,025,197)             0
     Proceeds from sales of investments ....................................       655,449              0
     Proceeds from sale or maturity of U.S. Government securities ..........       500,000      1,480,220
     Purchases of property and equipment ...................................       (14,904)       (53,462)
     Repayments from officer ...............................................        35,000              0
                                                                               -----------    -----------
Net cash provided by (used in) investing activities ........................     2,028,824      2,106,840
                                                                               -----------    -----------

Cash Flows From Financing Activities:
     Net borrowings under line of credit ...................................             0         32,500
     Proceeds from exercise of stock options and warrants ..................             0        103,391
     Proceeds from sale of common stock and warrants .......................             0         50,000
                                                                                              -----------
     Net cash provided by  financing activities ............................             0        185,891
                                                                               -----------    -----------

Net increase in cash and cash equivalents ..................................       225,655        (85,798)
     Cash and cash equivalents, beginning of year ..........................        32,447        118,245
                                                                               -----------    -----------
     Cash and cash equivalents, end of year ................................   $   258,102    $    32,447
                                                                               -----------    -----------

Supplemental Disclosures of Cash Flow Information:
     Cash paid for income taxes............................................$        12,352    $     5,682
                                                                               ===========    ===========
     Cash paid for interest................................................$         4,799    $     5,505
                                                                               -----------    -----------


Supplemental Disclosures of non-cash transactions:

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

In 2001, the Company issued to outside consultants warrants to purchase 144,000 shares of the Company's common stock in consideration of professional services valued at $145,115.

In 2001, the Company repurchased 5,950,000 warrants issued in 2000 in exchange for a reduction of $204,167 in a subscription receivable.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                         TECHSYS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS:

     TechSys, Inc. (the "Company") is in the business of identifying and accelerating the commercialization of proprietary power producing products utilizing various unique fuel cell technologies and investing in and acquiring technology businesses in emerging markets. The Company also operates a dry cleaning business that provides dry cleaning services primarily to the hospitality industry in the Phoenix, Arizona area.

     The Company was originally engaged in the business of providing dialysis related services, training, equipment and supplies to patients at home, in prisons and in hospitals. The Company also provided acute dialysis nursing services and administrative services as well as consulting services under agreement.

     In October, 1997, the Company sold substantially all of its dialysis related assets to IHS of New York, Inc., a New York corporation ("IHS"). In addition, Alpha Administration Corp. ("Alpha"), the operator of the South Bronx Kidney Center ("Bronx Facility"), and Continental Dialysis Center of the Bronx, Inc. ("CDBI") sold substantially all of their respective assets to IHS. All of the outstanding common stock of Alpha and CDBI is owned by the Chairman, Chief Executive Officer and a Director of the Company, collectively ("Certain Executive Officers"). Prior to the sale, the Company provided consulting and administrative services to Alpha and CDBI. The aggregate price paid by IHS at the closing of the IHS Sale was approximately $5,120,000 which was allocated as follows: $2,620,000 to the Company, $900,000 to Alpha and $1,600,000 to CDBI, ("the IHS Sale").

     In connection with the IHS sale, the Company and IHS entered into a consulting agreement pursuant to which the Company provided certain consulting services to IHS over the three-year term of the agreement in consideration of an aggregate of $1,000,000 payable by IHS to the Company over the term of the agreement. The Company also entered into a Non-Competition Agreement with IHS pursuant to which the Company, CDBI, Alpha and certain officers and directors of each of these companies agreed not to engage in certain activities in competition with IHS in certain specified geographic areas commencing on October 8, 1997.

     In 2001, Alpha and CDBI were dissolved. At the time of Alpha's dissolution, amounts payable to Alpha by the Company totaled $68,779. Amounts payable to Alpha were offset by the Company in 2001 with accrued interest due from Alpha not previously recognized by the Company due to realization uncertainties. At the time of CDBI's dissolution, $26,512 was due the Company from CDBI. The Company deemed these amounts uncollectible and wrote off amounts due from CDBI in 2001. In addition, $120,000 due the Company from CDBI under its consulting and service agreement were deemed uncollectible by the Company. These fees had not been previously recorded by the Company due to realization uncertainties.

     In 1998, the Company established a subsidiary, United Dry Cleaning, L.L.C. ("United") for the purpose of acquiring and operating dry cleaning facilities initially in the Phoenix, Arizona area. This area was selected for its rapid growth in construction and development and increase in population, which, management believed, would provide United with growth potential. The Company committed an aggregate of $1,000,000 to fund United's initial operations. By early 1999, United owned and operated dry cleaning plants and stores from eleven locations in the Phoenix area. Commencing in the first quarter of 1999, the Company began to divest itself of the retail dry cleaning business and in November 1999 formed a new subsidiary, Valet-USA ("Valet") to concentrate on providing services to the hospitality industry (See Note 4).

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     The Company will need to obtain additional financing to fund the Company's newly acquired fuel cell subsidiary operations. Although the Company is actively pursuing such financing, there can be no assurance that the Company will be able to obtain adequate financing on terms acceptable to the Company. The Company expects that its cash and cash equivalents will be sufficient to fund the Company's operations through April 30, 2002.

(2) FUEL CELL COMPANY ACQUISITIONS

     The Company and Fuel Cell Companies, Inc., a privately held Nevada corporation, ("FCCI"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company was to merge a wholly-owned subsidiary of the Company with and into FCCI in a stock- for-stock transaction (the "Merger"). The Merger Agreement was terminated as discussed below.

     The Company acquired certain assets of FCCI including FCCI's equity interests in SOFC Energy, Inc. ("SOFC Energy"), Micro Fuel Cell Systems, Inc. ("MFCS") and Clean Power Industries, Inc. (" CPI") both by foreclosing upon the collateral that secured certain notes of FCCI and executing the Exchange Agreement discussed below. The Company purchased and canceled notes (the "FCCI Notes") of FCCI from the New York lender (the "Lender") that was the holder of the FCCI notes. The FCCI Notes, in the aggregate principal amount of $700,000, together with accrued interest thereon, were secured by FCCI's interests in SOFC Energy, MFCS and CPI and certain other assets of FCCI. The Company's Chairman is a founding partner of the Lender. The Company issued to the Lender a promissory note in the principal amount of $725,866, representing principal plus accrued interest on the FCCI Notes as of the date of the transaction. The promissory note has an interest rate of 8% and was due and payable on or before October 29, 2001. In connection with the transaction, the Lender assigned all of its interest in the promissory note (the "TechTron Note") to TechTron, Inc., ("TechTron") a company in which most of the outstanding shares are owned by Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., A Director of the Company and Steven L. Trenk, Chief Executive Officer of the Company, collectively, (the "Certain Executive Officers"). TechTron has agreed to extend the due date of the TechTron Note to April 30, 2002. Amounts due from TechTron have been offset against amounts due to TechTron as of December 31, 2001 in the accompanying Consolidated Balance Sheet.

     On August 2, 2001, the Company, FCCI and certain executive officers of FCCI entered into an Exchange Agreement dated July 31, 2001 (the "Exchange Agreement") pursuant to which the Merger Agreement was terminated by mutual consent and the Company acquired certain assets of FCCI including the capital stock of MFCS, SOFC Energy and CPI owned by FCCI including all such capital stock previously owned, directly or indirectly, by the executive officers of FCCI, representing approximately 77%, 90% and 100% of the outstanding equity of MFCS, SOFC Energy and CPI, respectively. As a result of the Company's acquisition of majority interests in MFCS, SOFC Energy and CPI, the Company is now in the fuel cell technology development business.

     Pursuant to the Exchange Agreement, the Company issued 780,000 shares of its common stock to FCCI with an approximate value of $1,021,800, or $1.31 per share, which was the fair market value of the Company's common stock on the date of the transaction. The 780,000 shares represent consideration paid by the Company to secure the additional equity interests in SOFC Energy and MFCS held by FCCI's executive officers and to secure certain non-competition covenants of FCCI and its executive officers and agreements necessary for the Company to properly consummate the transaction. In addition, the Company recorded $641,275 in capitalized transaction costs relating to the transaction through December 31, 2001 which includes warrants granted to a third party with a fair value of $99,038 calculated using the Black Scholes model.

     On January 20, 2001, SOFC Energy entered into a license agreement (the "Adelan Agreement") whereby SOFC Energy was granted exclusive and irrevocable worldwide license to the existing patented inventions of Adelan Ltd. ("Adelan") in return for SOFC Energy providing certain funding for the further development and commercialization of Adelan's inventions. As part of the Adelan Agreement, approximately 10% of the outstanding common stock of SOFC Energy was issued to Adelan. Under the Adelan Agreement, SOFC Energy was required to fund the research and development projects and the development of licensed products by Adelan with quarterly payments aggregating $1,500,000 beginning April 1, 2001. From the date of acquisition of the Company's majority interest in SOFC Energy, SOFC Energy made an initial payment of $100,000 and weekly payments of $20,000 thereafter to Adelan. Payments made by SOFC Energy towards the second and third quarter payments due to Adelan aggregated $520,000 through December 31, 2001. The first quarterly installment of $375,000 due under the agreement was made by SOFC Energy.

     In January 2002, SOFC Energy received a notification of default from Adelan for failure to provide developmental funding under the Adelan Agreement. At the time of the notification, $605,000 was due Adelan under the Adelan Agreement. SOFC Energy failed to cure the default and the Adelan Agreement terminated on February 15, 2002.

         On February 27, 2002, the Company and Freedom Cell Power Corp., ("Freedom") a wholly-owned subsidiary of the Company, entered into a license agreement with Adelan (the "Freedom License Agreement") by which Freedom acquired substantially the same rights and privileges previously granted to SOFC Energy pursuant to the Adelan Agreement. As part of the Freedom License Agreement, Adelan is to receive 200,000 shares of the Company's common stock and a warrant to purchase an additional 100,000 shares of common stock with an exercise price of $1.00. Under the Freedom License Agreement, Freedom is required to fund the research and development projects and the development of licensed products by Adelan with weekly payments of $20,000 through March 31, 2002, $100,000 a month for the three month period ended June 30, 2002 and $125,000 a month for the six month period ended December 31, 2002.

     As a result of the strategic relationship with Adelan, Freedom holds worldwide exclusive rights to all exploitation of Adelan's Solid Oxide Fuel Cell technologies related to Adelan's Solid Oxide Fuel Cell fuel processing and its patents pending. Early commercialization applications where Solid Oxide Fuel Cells are expected to find dominant and competitive positions include portable power systems and auxiliary power units for trucks, automobiles and recreational vehicles.

     MFCS is a company enrolled in the Technology Affiliates Program with the California Institute of Technology ("CalTech"), and the Jet Propulsion Laboratory ("JPL"), a federally funded research and development facility managed by CalTech for the National Aeronautics and Space Administration ("NASA"). As a result of the affiliate relationships with JPL and CalTech, MFCS holds an option to acquire exclusive rights to the exploitation of the micro DMFC technologies that are currently patent pending to JPL and CalTech. To date, JPL and CalTech have filed the first of what is expected to be multiple patents for micro DMFC related technologies and processes. Micro DMFCs produce electricity from the simple components of methanol, water and air. The DMFC converts the energy in methanol into an electric current, and will be used to power portable electronic devices such as laptop computers, cell phones, PDAs and other small electronic communication and entertainment devices.

     The following purchase price allocation is based on an analysis of fair value performed by an independent valuation specialist. The values of the intangible assets are being amortized over five years. The allocation of the purchase price to the net assets acquired is as follows:

     Purchase Price:
          Common stock issued
            (780,000 shares at $1.31 per share)                      $1,021,800
          Note payable issued                                           725,866
          Acquisition costs                                             641,275
                                                                     ----------
     Total purchase price                                            $2,388,941

     Allocation:
          Current assets                                             $   18,172
         Fixed assets                                                    10,485
          Goodwill and other intangible assets                        1,374,427
          Current liabilities                                            24,143
          In-process research & development                           1,010,000
                                                                     ----------
     Total allocation                                                $2,388,941

     The in-process research and development was valued utilizing the cost approach on a project by project basis. The historical costs involved in the research and development effort were identified and the time value of the investment made in developing the technology considered. The risk profile of the technology has not changed significantly so far in the development cycle. While progress has been made in developing the technology, the same uncertainties regarding successful completion and commercialization exist. An investor selling the technology at the valuation date would expect to receive a return on the investment made in developing it, at a rate commensurate with the risk undertaken in doing so. An investor acquiring the technology at the valuation date gains the benefit of the expenditures made, and is also that much closer to reaping the benefit of the expenditures than the Company when those expenditures were made, justifying a higher valuation. Therefore the costs invested in the development of the technology are inflated by the appropriate expected rate of return, or 45%, for such a venture. These values were then reduced on a pro-rata basis to reflect the Company's percentage ownership in its subsidiaries. The value of in-process research and development acquired relating to research and development work performed by JPL was valued at $635,000. The remaining $375,000 of acquired in-process research and development relates to research and development work performed by Adelan.

     The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of the respective periods:

                                                         FOR THE YEAR ENDED
                                                         ------------------
                                                  DEC. 31, 2001    DEC. 31, 2000
                                                  -------------    -------------

                Revenues                           $ 1,079,569      $ 1,311,471
                Loss from continuing operations    $ (5,021,834)    $(4,701,222)
                Net loss                           $ (4,648,334)    $(3,646,250)
                                                   ============     ===========
                Pro forma loss per share           $     ( .99)     $      (.82)
                                                   ===========      ===========

      The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the respective periods.

     The operating results of the Company's former dialysis-related businesses disposed of in prior years have been segregated from continuing operations and reported as a separate line item in the Consolidated Statements of Operations. Revenues from discontinued operations were $600,000 and $1,694,972 in 2001 and 2000, respectively. Such amounts represent payments from a consulting customer that were previously not recorded due to realization uncertainties.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH EQUIVALENTS -- The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash equivalents approximates fair value.

     INVESTMENTS -- The Company accounts for investments in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company recorded an unrealized loss of $14,816 to reflect the decline in its investments as of December 31, 2001.


     ACCOUNTS RECEIVABLE AND ALLOWANCES -- The allowance for doubtful accounts consists of management's estimate of amounts that may prove uncollectible. Actual results could differ from this estimate.

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

     LONG-LIVED ASSETS -- The Company reviews the recoverability of its long-lived assets when events or changes in circumstances may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the unamortized balance of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.

     INTANGIBLES -- The Company amortizes on a straight line basis the excess cost of net assets acquired over periods not exceeding seven years. The Company amoritizes the value of intangible assets acquired in its fuel cell subsidiary acquisitions over an estimated useful life of five years.

     REVENUE RECOGNITION -- Revenue is recognized when dry cleaning items are cleaned and delivered to customers. Consulting services revenue is recognized ratably each month in accordance with the consulting agreement with IHS.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142, which will be adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value on the date of adoption. The Company expects that the adoption of these accounting standards will eliminate the amortization of goodwill which was approximately $32,000 for the year ended December 31, 2001. Recoverability reviews could result in periodic write-downs subsequent to the date of adoption.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement establishes common accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company will adopt SFAS No. 143 on January 1, 2003. The adoption is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement formally supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). However, certain provisions of SFAS No. 121 and APB No. 30 have been maintained. The Company will adopt the provisions of SFAS No. 144 effective January 1, 2002. The adoption is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

     INCOME TAXES -- The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amount and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     LOSS PER SHARE -- Basic loss per share represents net loss divided by the weighted average shares outstanding. Diluted loss per share represents net loss divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and warrants, if dilutive.

     Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the periods reflected in the accompanying financial statements.

     As of December 31, 2001 and 2000, the basic and diluted weighted average common shares outstanding were 4,252,640 and 3,646,778, respectively. As of December 31, 2001, there were 2,123,600 outstanding stock options issued to Directors, officers and employees of the Company as well as 2,861,500 warrants issued to employees, Directors and non-employees which were excluded from diluted net loss per share for both periods because the effect would be antidilutive.

     STOCK-BASED COMPENSATION -- Stock-based compensation related to employees and directors is recognized using the intrinsic value method. For disclosure purposes, pro forma net loss and loss per share are provided as if the fair value method had been applied.

Stock-based compensation issued to non-employees is valued utilizing the fair value method.

     IMPAIRMENT OF LONG-LIVED ASSETS -- The Company accounts for long-lived assets in accordance with provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has performed an analysis and determined that no such impairment exists at December 31, 2001.

     RECLASSIFICATIONS -- Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 presentation.

(4) SALE OF BUSINESS:

     On November 16, 1999, the Company sold its majority interest in United to UDC Acquisition Corp. Inc. ("UDC Acquisition"), an Arizona corporation, pursuant to terms of a Stock Purchase Agreement. The majority of the outstanding common stock of UDC Acquisition is owned by Jeffrey M. Trenk, son of Alvin S. Trenk, Chairman of the Company, brother of Steven L. Trenk, Chief Executive Officer of the Company, and nephew of Martin G. Jacobs, M.D., a Director of the Company, collectively, the Certain Executive Officers. The aggregate purchase price for the Company's stock interest, $10,000, was offset against amounts due to Jeffrey
M. Trenk from the Company (See Note 8). The sale included net fixed assets of $199,292, and a write-off of net goodwill of $588,959, offset by a relief from liabilities of $1,544,015.

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

(5)  PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following as of December 31:

                                                                    2001       2000
                                                                    ----       ----

     Furniture and fixtures......................................  40,855      33,959
     Office equipment............................................  44,713     194,001
     Dry cleaning machinery and equipment.......................   67,001      64,001
     Vehicles....................................................  20,550      35,400
     Leasehold improvements......................................   2,012       2,012
                                                                 ---------  ---------
                                                                  175,131     329,373

     Less -- Accumulated depreciation............................( 62,706)  (190,683)
                                                                 --------- ---------

                                                                 $112,425   $138,690
                                                                 ========   ========


         Depreciation expense was $50,705 and $49,364 in 2001 and 2000, respectively.

(6) BORROWINGS:

         During 2000, Valet financed the purchase of three automobiles for use in the servicing of the hospitality industry aggregating $57,404. The notes require installment payments aggregating $1,161 a month for a period of sixty months at an interest rate of 7.75%.

         During 1999, the Company obtained a $250,000 line of credit to fund the operations of Valet of which $102,500 is outstanding as of December 31, 2001 and 2000. The line bears interest at a rate of 8% per annum and is payable on demand. The line of credit is with a company owned by the Chairman of the Company. As of December 31, 2001, $147,500 of availability remained on the line of credit. The line is primarily secured by substantially all of Valet's assets.

(7)  INCOME TAXES:

         At December 31, 2001 and 2000, the Company had a net deferred tax asset of $2,450,000 and $2,100,000. The deferred tax asset is reduced by a valuation allowance of $2,450,000 and $2,100,000, respectively as of December 31, 2001 and 2000. The deferred tax asset is primarily related to the net operating loss carryforward of approximately $8,970,000 and $5,400,000 as of December 31, 2001 and 2000.

         Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforward and the timing of the reversal of other temporary differences. As of December 31, 2001 and 2000, full valuation allowances have been provided against the net deferred tax asset. The primary reconciling item between the statutory Federal income tax rate and the Company's effective rate is the Company's net operating loss for which no tax benefit has been provided for the years ended December 31, 2001 and 2000.

(8)  RELATED PARTY TRANSACTIONS:

         The Company had previously advanced $355,022 to TechTron, Inc. ("TechTron") net of repayments. Most of the outstanding shares of TechTron are owned by Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., a Director of the Company and Steven L. Trenk, Chief Executive Officer of the Company (collectively "Certain Executive Officers"). The Company obtained from TechTron promissory notes in a principal amount equal to the aggregate amount of the advances, the majority of which bear interest at a rate of 8% per annum and are payable upon demand. All amounts due from TechTron are unsecured but guaranteed by Certain Executive Officers.

         In connection with the Company's acquisition of majority interests in its fuel cell subsidiaries (See Note 2), the Company issued a promissory note in the principal amount of $725,866, which was assigned to TechTron (the "TechTron Note"). The TechTron Note was issued in connection with the Company's purchase and cancellation of certain notes of Fuel Cell Companies, Inc. ("FCCI") which were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The TechTron Note bears an interest rate of 8% and was due and payable on or before October 29, 2001. TechTron has agreed to extend the due date of the TechTron Note to April 30, 2002. Amounts due from TechTron have been offset to amounts due to TechTron as of December 31, 2001 in the accompanying Consolidated Balance Sheet.

         In 1998 and 1997, respectively, the Company loaned $350,000 and $35,000 to the President of the Company. The President executed promissory notes for these advances which were due and payable in full within one year. In 2001 and 1999, the Company received $35,000 and $55,000 respectively, representing payment of the 1997 loan and partial payment of the 1998 advances. The notes relating to the 1998 advances bear interest at a rate imputed by the Internal Revenue Service for instruments having a maturity of one or more years (4.33% to 5.58%). The Company has extended the term of the notes to be payable prior to December 31, 2002.

          The Company previously loaned monies to, provided services to and incurred liabilities on behalf of Upper Manhattan Dialysis Center, Inc., ("UMDC") and certain of its shareholders. UMDC is 50% owned by Certain Executive Officers and was a consulting customer of the Company. Amounts due from consulting customer as of December 31, 2000 consisted of the $1,279,891 payment received by the Company from UMDC in 2001. The Company received a subsequent payment from UMDC of $600,000 in 2001. The Company recognized $600,000 and $1,694,972, respectively, in revenues related to payments from UMDC in 2001 and 2000 not previously recorded as receivables due to realization uncertainties. Such revenues are included in income from discontinued operations.

          Jeffrey M. Trenk currently provides consulting services to the Company's dry cleaning operation and is paid approximately $120,000 per year. On March 21, 2000, the Company awarded 30,000 shares of the Company's common stock, valued at $180,000, as additional compensation to Jeffrey M. Trenk. The Company recorded $180,000 in general and administrative expenses relating to the issuance of these shares in the accompanying Consolidated Statements of Operations.

         On July 31, 2001, the Company awarded Jeffrey M. Trenk a warrant to purchase up to an aggregate of 100,000 shares of common stock at an exercise price of $1.31, which was the fair market value of the Company's common stock on the date of grant. The warrant has an estimated value of $113,890 calculated using the Black-Scholes option pricing model and has been recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations.

(9)  COMMITMENTS:

         EMPLOYMENT AGREEMENTS -- In 1994, the Company entered into compensation agreements with the Chairman, Chief Executive Officer and the Corporate Medical Director of the Company. The agreements with the Chairman and the Chief Executive Officer have initial terms of five years and are extended automatically after the first year and thereafter unless such extensions are terminated by the Board of Directors. The Company's compensation agreement with the Corporate Medical Director was terminated by mutual consent on September 30, 2001. Effective November 1, 2001, all payments by the Company to the Company's Chairman under his compensation agreement were deferred. At that time, amounts due to the Company's Chief Executive Officer under his compensation agreement were reduced from $250,000 to $50,000 annually with a 100% deferral of reduced payment amounts. In 2001, the Company entered into a compensation agreement with its newly hired President. The agreement has an initial term of two years and can be extended by the Company for an additional year at the Company's discretion.

         The agreements with the Company's Chairman, Chief Executive Officer and President provide for minimum aggregate compensation of $650,000 in 2002, $650,000 in 2003, $625,000 in 2004, $550,000 in 2005 and $550,000 in 2006. Each
of the individuals may receive bonuses as determined by the Board of Directors, except the Chief Executive Officer whose bonus is equal to 10% of the Company's pretax income in excess of the prior year's pretax income, limited to 100% of base salary. There were no bonuses paid for 2001 or 2000. Compensation paid to the Chairman, President, Chief Executive Officer and former Corporate Medical Director aggregated $492,307 and $661,000 in 2001 and 2000, respectively.

         LEGAL -- The Company is engaged in certain legal proceedings incidental to its normal course of business activities. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

         BENEFIT PLAN -- The Company maintains a 401(k) profit sharing plan. The Company matches 10% of the employees' contributions up to 6% of base pay. Company contributions were $1,880 and $1,868 in 2001 and 2000, respectively.

         LEASE AGREEMENTS --Rent expense was $296,495 and $184,315 for the years ended December 31, 2001 and 2000, respectively. The increase of $112,180 is primarily due to the Company's opening of its New York office in August 2000. Lease commitments for the Company provide for minimum payments aggregating $308,000 in 2002, $295,000 in 2003, $230,000 in 2004, $223,000 in 2005 and
$223,000 in 2006.

         We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to research and development agreements, employment agreements, capital leases, noncancelable operating lease agreements for office space and a retail store. Future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2001, are expected to be as follows:

                                  PAYMENTS DUE BY PERIOD YEARS ENDING DECEMBER 31,
                                  ------------------------------------------------
Contractual
OBLIGATION                       TOTAL           2002            2003          2004         2005          2006
--------------------------    -----------    -----------     -----------   -----------   ---------     ---------

JPL R & D (1)                 $ 1,106,000    $   600,000     $   506,000   $         0   $       0     $      0
Adelan R & D (2)                1,150,000      1,150,000               0             0           0            0
Operating leases (3)            1,279,000        308,000         295,000       230,000     223,000      223,000
Capital leases                     41,796         13,932          13,932        13,932           0            0
Employment Agreements (4)       3,025,000        650,000         650,000       625,000     550,000      550,000
                              -----------     ----------      ----------   -----------   ---------     --------
                              $ 6,601,796     $2,721,932      $1,464,932   $   868,932   $ 773,000     $773,000
                              -----------     ----------      ----------   -----------   ---------     --------

(1) Total funding requirements for the projects to be completed by JPL are estimated to be approximately $1,700,000. Aggregate payments as of December 31, 2001 totaled $594,000. Funding requirements are based on periodic costs as incurred. For purposes of this analysis, funding is estimated to be $50,000 per month.
(2) Based on license agreement. Funding after December 31, 2002 is to be considered and agreed to by the parties at that time.
(3)  Does not include payments due under renewals to the original lease term.
(4)  Employment agreements assume automatic renewal of terms.


(10) STOCKHOLDERS' EQUITY:

    During 2000, the Company granted fully vested warrants to purchase up to 25,000 and 50,000 shares of its common stock to consultants for past services at exercise prices of $3.00 and $3.50, respectively. The warrants have an estimated value of $267,885 calculated using the Black-Scholes option pricing model and such amount has been expensed in the accompanying Consolidated Statements of Operations.

     During 2000, the Company granted a fully vested warrant to purchase up to an aggregate of 100,000 shares of its common stock to a company in which the Company's Chairman is an owner at an exercise price of $2.00. The warrant has an estimated value of $73,482 calculated using the Black- Scholes option pricing model and has been expensed in the accompanying Consolidated Statements of Operations.

    During 2000, the Company granted warrants to purchase up to an aggregate of 330,000 shares of its common stock to the Company's former Board of Advisors. Upon termination of the Board in December 2000, non-vested warrants to purchase 242,500 shares of the Company's common stock were canceled. The 87,500 vested warrants have exercise prices ranging from $4.00 to $4.50 and have been valued at $317,047 utilizing the Black-Scholes option pricing model and have been expensed in the accompanying Consolidated Statement of Operations. The Company marked to market the value of the warrants at December 31, 2000.

    Warrants to purchase 77,893 shares of the Company's common stock were exercised in 2000.

    During 2000, the Company issued 181,485 shares of its common stock in connection with the cashless exercise of stock options. The Company recorded $1,108,500 in stock-based compensation expense relating to the issuance of these shares in the accompanying Consolidated Statement of Operations.

    On August 21, 2000, the Company sold to Lazar & Company I.G., LLC ("Lazar"), a New York limited liability company, 200,000 shares of the Company's common stock and a warrant to purchase 6,800,000 additional shares of the Company's common stock at an exercise price of $3.00 per share, (the "Warrant"). The Warrant was to vest in five portions based upon targets relating to the market capitalization of the Company. As of December 31, 2000, the first portion of shares purchasable under the warrant, representing 850,000 shares, were exercisable based upon the first targeted market capitalization of the Company being achieved. During 2001, no targets were achieved.

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

     On December 5, 2000, the Company entered into an agreement whereby the Company obtained the right under certain circumstances to purchase from Lazar portions of the Warrant. The purchase price would be paid by the Company by a reduction of the unpaid principal amount due from Lazar pursuant to the Note. The Company's right to purchase portions of the Warrant extended for a period of 180 days from the date of the agreement. During 2001, the Company fully exercised its purchase rights, and purchased an aggregate of 5,950,000 shares under the Warrant at an aggregate exercise price of $204,167.

     The Company issued warrants to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $3.00 per share to Certain Executive Officers. The rights to purchase the shares vest in five portions based upon targets relating to the market capitalization of the Company. As of December 31, 2000, the first portion of shares purchasable under the warrant, representing 168,750 shares, were exercisable based upon the first targeted market capitalization of the Company being achieved. The Company recorded a compensation charge of $1,012,500 in 2000 relating to the vested portion of the Warrants. No additional shares have vested.

    On July 31, 2001, the Company awarded to Jeffrey M. Trenk a warrant to purchase up to an aggregate of 100,000 shares of common stock at an exercise price of $1.31, which was the fair market value of the Company's common stock on the date of grant. The warrant has an estimated value of $113,890 calculated using the Black-Scholes option pricing model and such amount has been recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations. Jeffrey M. Trenk provides consulting services to the Company's dry cleaning operation. Jeffrey M. Trenk is the son of Alvin S. Trenk, Chairman of the Company, nephew of Martin G. Jacobs, M.D., a director of the Company, and brother of Steven L. Trenk, Chief Executive Officer of the Company.

    On July 31, 2001, the Company granted warrants to purchase up to an aggregate of 100,000 shares of its common stock to a financial services provider of which the Chairman of the Company is a founding partner. The warrants were granted with an exercise price of $1.31, which was the fair market value of the Company's common stock on the date of grant. The warrant was issued for financial services provided in connection with the Company's fuel cell subsidiary acquisitions (See Note 2). The warrant has an estimated fair value of $99,038 calculated using the Black-Scholes option pricing model and has been included as part of the purchase price relating to the FCCI subsidiary acquisitions.

Outstanding common stock purchase warrants are summarized as follows:

                              NUMBER OF SHARES
        RANGE OF                OUTSTANDING  WEIGHTED AVERAGE   WEIGHTED AVERAGE
       EXERCISE PRICES          AT 12/31/01   REMAINING LIFE     EXERCISE PRICE
       -----------------        ----------------------------   -----------------
       $ 1.00   -   $ 1.31         244,000          3.5            $ 1.27
       $ 2.00   -   $ 2.63         155,000          1.6              2.30
       $ 3.00   -   $ 4.50       2,462,500          1.6              3.06
       -------------------       ---------          ---           -------
       $ 1.00   -   $ 4.50       2,861,500          1.7            $ 2.86

     The Company adopted the 1994 Long-Term Incentive Award Plan under which shares of the Company's common stock as well as incentive and non-qualified stock options to purchase the Company's common stock and stock appreciation rights may be awarded or granted to senior executives. The Company has reserved 300,000 shares of its common stock for this plan of which 80,000 have been issued as of December 31, 2001 under the plan.

    The Company adopted a Directors' Stock Option Plan under which each non-employee director will receive non-qualified stock options to purchase 10,000 shares of the Company's common stock annually, which commenced July 1, 1994. The exercise price of the options will be the fair market value of the Company's common stock at the date of grant. The Company has reserved 200,000 shares of its common stock for this plan of which 150,000 options have been issued as of December 31, 2001 under the plan.

     In 1997, the Board of Directors of the Company adopted the 1997 Equity Incentive Plan, a broad- based employee equity incentive plan. The Board of Directors reserved 1,250,000 shares of the Company's common stock for this plan of which 1,101,100 options have been issued as of December 31, 2001 under the plan.

         In 2000, the Board of Directors of the Company adopted the 2000 Incentive Compensation Plan, a broad-based equity incentive plan. The Board of Directors initially reserved 3,500,000 shares of the Company's common stock for the plan. Upon shareholder approval in 2001, shares reserved for the plan was increased to 7,000,000. As of December 31, 2001, 1,124,000 options have been issued under the plan.

     Stock option activity under all plans is as follows:





                                                                     WEIGHTED   WEIGHTED
                                                                     AVERAGE    AVERAGE
                                                                     EXERCISE     FAIR
                                                       NUMBER         PRICE       VALUE
Options outstanding December 31, 1999
     (1,493,350 exercisable) ....................     1,503,350        1.86
     Granted ....................................       550,000        6.58        2.84
     Exercised ..................................      (237,250)       1.91
     Canceled ...................................      (365,000)       8.23
                                                      ---------
Options outstanding December 31, 2000
     (1,371,100 exercisable) ....................     1,451,100        2.04
    Granted .....................................       672,500        1.04         .85
                                                      ---------
    Options outstanding December 31, 2001
     (1,490,350 exercisable) ....................     2,123,600        1.72
                                                      =========        ====



                                        NUMBER
                 RANGE OF            OUTSTANDING            WEIGHTED AVERAGE    WEIGHTED AVERAGE
              EXERCISE PRICES        AT 12/31/01             REMAINING LIFE      EXERCISE PRICE
              ---------------        -----------             --------------      --------------
                $1.00-$1.50             1,277,500                7.8                $1.20
                $1.75-$2.50               606,100                5.0                 1.93
                $3.50-$5.88               240,000                4.3                 3.98
                                       ----------              -----                 ----
                                        2,123,600                6.6                $1.72
                                       ==========


      In accordance with SFAS No. 123, "Accounting for Stock Based Compensation", for disclosure purposes the fair market value of option grants is estimated on the date of grant using the Black- Scholes options-pricing model for pro forma purposes with the following assumptions used for grants in 2001 and 2000: dividend yield of 0%, risk-free interest rate of approximately 5% and 6%, respectively and expected option life of 10 years. Expected volatility was assumed to be approximately 128% and 104% in 2001 and 2000, respectively. Had the fair value method of accounting been applied to the Company's stock option plans, the impact would be as follows:

                                                      2001             2000
                                                      -----            ----
Net loss as reported                              $(4,074,731)      $(2,440,316)
Net loss adjusted ...................             $(4,482,892)      $(2,853,458)
                                                  ===========       ===========
Adjusted net loss per share .........             $     (1.05)      $      (.78)
                                                  ===========       ===========

(11) INVESTMENTS IN INFORMATION TECHNOLOGY BUSINESSES

     On August 31, 2000, the Company purchased a 2% equity interest in Technology Keiretsu, LLC ("TK"), the parent company of Alliant Technologies, Inc. ("Alliant"). Alliant is a provider of Internet technology solutions for business that offers a complete range of services, including strategic business consulting, e-commerce application development, business process engineering and infrastructure engineering. The purchase price for the Company's interest was $250,000 cash and 66,666 shares of the Company's common stock valued at $583,327, or $8.75 per share, which was the fair market value of the stock on the date the transaction was consummated. On September 29, 2000, the Company executed an Exchange Agreement whereby the Company exchanged its 25% interest in Little Universe, LLC ("LU"), acquired from Alliant in April 2000 for $250,000, for an additional 1% equity interest in TK. Prior to the exchange the Company had recorded $18,076 in loss related to their equity portion of LU's loss. In September 2001, the Company recorded an impairment charge of $799,451 based on analysis of current market conditions and discussions with TK management to determine the approximate fair market value of the Company's minority equity investment. As of December 31, 2001, the Company's 3% equity interest in TK is currently valued at $265,800 in the accompanying Consolidated Balance Sheet.

         On September 1, 2000, the Company purchased a 4% equity interest in SupportScape, Inc. ("SupportScape"), for $250,000 in cash. SupportScape is a web resource which provides real time customer support to e-businesses through personalized mail response service to customers through online query forms and e-mails as well as through live one-to-one chat. In December 2001, the Company wrote down its entire investment in SupportScape which was based on current market conditions and discussions with SupportScape management. SupportScape's corporate offices were destroyed in the World Trade Center disaster and SupportScape management has been unable to provide the Company with necessary financial information in order for the Company to determine the fair market value of its investment.

(12) FAILED MERGER

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

     As of the date of termination, the Company had loaned a total of $1,027,000 to TelaLink and its affiliates to provide working capital pursuant to promissory notes made by TelaLink in favor of the Company bearing an interest rate of 12% per annum due and payable on April 30, 2000. On January 19, 2000, the Company sold its interests in the TelaLink notes as discussed below.

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

     On January 19, 2000, the Company received $1,463,800 and a subsequent payment of $1,538 pursuant to the terms of an Inter-Party Agreement by and among the Company, Quorum, TelaLink, and Country Road Communications, Inc. ("Country Road"), Prudential Insurance Company of America and various other unrelated third parties. The Company also received reimbursement of the $915,000 PTTC deposit plus accrued interest of $50,338, in exchange for the Company assigning all of its rights and obligations under the Stock Purchase Agreement.

     Under the terms of the Inter-Party Agreement, the Company sold its interest in the various TelaLink notes totaling $1,027,000 to Country Road for a purchase price of up to $1,100,000, of which $500,000 was paid at closing and the balance was paid in the form of a promissory note ("The Promissory Note"). The Promissory Note had an interest rate of 6.5% per annum and was to mature January 19, 2005. Interest was due and payable in annual installments commencing on January 19, 2001, which was received by the Company and on each anniversary thereafter up to and including the maturity date. Effective August 1, 2001, certain prepayment conditions of the Promissory Note were met and Country Road was required to prepay the Promissory Note at an adjusted principal amount of $500,000 plus accrued and unpaid interest. On September 25, 2001, the Company received $522,260 from Country Road as prepayment of all principal and accrued interest amounts due under the Promissory Note.

     On April 21, 2000, the Company issued 100,000 shares of the Company's common stock, with a fair market value of $325,000 to a third party equity investor of TelaLink in exchange for the release of any and all claims and liens that it may have the right to assert against TelaLink and the Company. This value is included in costs of failed acquisition in 2000.

(13) SEGMENT REPORTING

     The Company has adopted the provisions of the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

     The Company operates two current different lines of business, fuel cell technology development and dry cleaning services. The fuel cell technology development segment is in the business of producing two advanced fuel cell systems. The Company provides certain funding for the further development and commercialization of its fuel cell technology. The dry cleaning services segment provides dry cleaning services primarily to the hospitality industry in the Phoenix, Arizona area. Corporate is a separate unit which reflects all corporate expenses, interest income on invested cash, depreciation on corporate assets, consulting services under agreement and miscellaneous charges. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
                                      F-22


     The following table represents the financial results for each of the Company's segments.

                           DRY CLEANING                  FUEL CELL
  2001                     SERVICES      CORPORATE     DEVELOPMENT    CONSOLIDATED
  ----                     --------      ---------     -----------    ------------

Revenues .............   $ 1,032,346    $    47,223    $         0    $ 1,079,569
Depreciation
and amortization .....        93,841         17,044         14,749        125,634
Interest
income, net ..........             0       (149,448)             0       (149,448)
Loss
from operations ......      (171,611)    (2,352,190)    (1,924,430)    (4,448,231)
Income
from disc. ops .......             0        373,500              0        373,500
Total assets .........       231,576      1,356,146      1,370,326      2,958,048

2000
----
Revenues .............   $ 1,144,809    $   166,662    $         0    $ 1,311,471
Depreciation
and amortization .....        38,815         26,620              0         65,435
Interest
income, net ..........             0       (154,439)             0       (154,439)
Loss
from operations ......      (125,162)    (3,370,126)             0     (3,495,288)
Income
from disc. ops .......             0      1,054,972              0      1,054,972
Total assets .........       380,752      4,757,319              0      5,138,071



(14) SUBSEQUENT EVENTS

         A federal claim brought under the American with Disabilities Act against the Company and its former subsidiary, Courthouse Dialysis, Inc., for alleged employment discrimination was concluded as a result of a settlement agreement (the "Settlement Agreement") dated January 14, 2002. Under the Settlement Agreement, the Company was required to issue 85,000 shares of its common stock to be held in trust as collateral security for the Company's payments. The Company paid the plaintiff a lump sum of $22,500 and an additional $27,500 is to be paid in equal monthly installments over eighteen months. Amounts due under this claim were accrued by the Company in the Accompanying Consolidated Balance Sheets.

         The former management of SOFC Energy, a Nevada corporation, that was formerly partnered with Adelan, attempted to enter into a sublicensing arrangement with SOFC Energy in connection with the License Agreement, dated as of January 21, 2001, by and between SOFC Energy and Adelan (the "SOFC License Agreement"), by utilizing FCCI and other entities controlled solely by the former management of SOFC Energy. However, current management of SOFC Energy declared the sublicensing arrangements void under Nevada law.

         On March 1, 2002, the Company agreed to grant FCCI, Fuel Cell Planet, and the former management of SOFC Energy certain territorial sublicense agreements in connection with the Freedom License Agreement dated as of February 27, 2002, between Freedom Cell Power Corp. and Adelan in exchange for the release of any and all claims and liens that it may have the right to assert against the Company.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    TECHSYS, INC.

Date: April 1, 2002                         By:    /S/STEVEN L. TRENK
                                                   ------------------
                                                   Steven L. Trenk,
                                                   Chief Executive Officer

         In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         SIGNATURE                CAPACITY IN WHICH SIGNED            DATE
         ---------                ------------------------            ----

/S/  STEVEN L. TRENK                                             April 1, 2002
---  ---------------
     Steven L. Trenk            Chief Executive Officer
                                Director

/S/ MARTIN G. JACOBS, M.D.                                       April 1, 2002
--- ----------------------
    Martin G. Jacobs, M.D.      Director


/S/ ALVIN S. TRENK              Chairman
--- --------------
    Alvin S. Trenk              Director                         April 1, 2002


/S/ STANLEY B. AMSTERDAM        Director                         April 1, 2002
--- --------------------
    Stanley B. Amsterdam


/S/ JEFFREY B. MENDELL          Director                         April 1, 2002
--- ------------------
    Jeffrey Mendell


/S/ KEITH BLAKELY               President
    -------------
    Keith Blakely               Chief Operating Officer          April 1, 2002


/S/ MARK N. RAAB                Chief Financial Officer          April 1, 2002
--- ------------
    Mark N. Raab                (Principal Financial Officer)