Form 10KSB/A
period 2001-12-31
TECHSYS INC
filed 2002-04-10
CIK 922488

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10- KSB/A. [X]

State issuer's revenues for its most recent fiscal year: $1,079,569
As of March 12, 2002, 4,788,544 common shares were outstanding, and the aggregate market value of the common shares of TechSys, Inc. held by non-affiliates was approximately $2,351,688 .

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. Transitional Small Business Disclosure Format (Check one):
                                 Yes [ ] No [X]

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

      The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of the respective periods:

                                                FOR THE YEAR ENDED
                                                ------------------
                                          DEC. 31, 2001   DEC. 31, 2000
                                          -------------   -------------
      Revenues                             $ 1,079,569     $ 1,311,471
      Loss from continuing operations      $(5,021,834)    $(4,701,222)
      Net loss                             $(4,648,334)    $(3,646,250)
                                           ===========     ===========
       Pro forma loss per share            $      (.99)    $      (.82)
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

                    THREE MONTHS ENDED               HIGH        LOW

                    March 31, 2000                   10.75           2
                    June 30, 2000                     5.44        2.13
                    September 30, 2000                9.81        3.25
                    December 31, 2000                 8.94           1
                    March 31, 2001                    1.563        .375
                    June 30, 2001                     2.15        1.313
                    September 30, 2001                3.5          .73
                    December 31, 2001                  .95         .38

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

                                                                    13
           During 2000, the Company granted warrants to purchase up to an aggregate of 330,000 shares of its common stock to the Company's former board of advisors who were terminated in the first quarter of 2001. As a result, 242,500 of the 330,000 warrants originally issued were canceled as they were unvested. The remaining 87,500 warrants have exercise prices ranging from $4.00 to $4.50 and have been valued at $317,048 utilizing the Black-Scholes option pricing model. Such amount has been expensed in the accompanying Consolidated Statements of Operations.

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

           On February 27, 2002, the Company and Freedom Cell Power Corp. ("Freedom"), a wholly-owned subsidiary of the Company, entered into a license agreement with Adelan (the "Freedom License Agreement") by which Freedom acquired substantially the same rights previously granted to SOFC Energy pursuant to the Adelan Agreement.

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



                                     PAYMENTS DUE BY PERIOD YEARS ENDING DECEMBER 31,
                                     ------------------------------------------------
CONTRACTUAL
OBLIGATION                      TOTAL            2002          2003          2004       2005           2006
-----------------------      -----------     ----------    ----------    ---------    --------     ---------

JPL R & D (1)                $ 1,106,000     $  600,000    $  506,000    $     -0-    $    -0-     $    -0-
Adelan R & D (2)               1,150,000      1,150,000           -0-          -0-         -0-          -0-
Operating leases (3)           1,279,000        308,000       295,000      230,000     223,000      223,000
Capital leases                    41,796         13,932        13,932       13,932         -0-          -0-
Employment Agreements (4)      3,025,000        650,000       650,000      625,000     550,000      550,000
                             -----------     ----------    ----------    ---------    --------     ---------
                             $ 6,601,796     $2,721,932    $1,464,932    $ 868,932    $773,000     $773,000
                             -----------     ----------    ----------    ---------    ---------    ---------


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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142, which will be adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of good- will value would be charged to results of operations as a cumulative change in accounting principle upon the adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. The Company expects that the adoption of these accounting standards will eliminate the amortization of goodwill which was $32,000 for the year ended December 31, 2001. Recoverability reviews could result in periodic write-downs subsequent to the date of adoption.

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

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               23.2 Letter to Commission Pursuant to Temporary Note 3T.
               23.3 Consent of Independent Public Accountants
               All other exhibits to the Company's Annual Report on Form 10-KSB/A, are available upon written or oral request of the Secretary of the Company. All such requests shall be made to the Secretary as follows:

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

                         TECHSYS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                            PAGE

Report of Independent Public Accountants.....................................F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2001 and
        2000.................................................................F-3

     Consolidated Statements of Operations for the Years
        Ended December 31, 2001 and 2000.....................................F-4

     Consolidated Statements of Stockholders' Equity for the
        Years Ended December 31, 2001 and 2000...............................F-5

     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2001 and 2000...........................................F-6

     Notes to Consolidated Financial Statements..............................F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors of
TechSys, Inc.:




           We have audited the accompanying consolidated balance sheets of TechSys, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TechSys, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

           The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                           Arthur Andersen LLP


Roseland, New Jersey
March 13, 2002




                         TECHSYS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

ASSETS                                                                        2001           2000
                                                                              ----           ----

Current Assets:
Cash and cash equivalents .............................................   $   258,102    $    32,447
Investments ...........................................................       354,932            -0-
Investments in U.S. Government securities .............................           -0-        500,000
Accounts receivable, less allowance for doubtful accounts of $25,925
      in 2001 and $11,786 in 2000 .....................................        73,209        101,202
Amounts due from consulting customer ..................................           -0-      1,279,891
Amounts due from affiliates ...........................................           -0-        355,022
Amounts due from officer ..............................................       295,000            -0-
Other current assets ..................................................        41,437        247,400
                                                                          -----------    -----------
    Total current assets ..............................................     1,022,680      2,515,962

Note receivable .......................................................           -0-        527,000
Amounts due from officer ..............................................           -0-        330,000
Investment in Technology Keiretsu, LLC ................................       265,800      1,065,251
Investment in SupportScape, Inc. ......................................           -0-        250,000
Property and equipment, at cost, less accumulated depreciation ........       112,425        138,690
Goodwill and other intangibles, less accumulated amortization .........     1,467,695        182,143
Other assets ..........................................................        89,448        129,025
                                                                          -----------    -----------
                                                                          $ 2,958,048    $ 5,138,071
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit ........................................................   $   102,500    $   102,500
Note payable to affiliate, net ........................................       370,844            -0-
Accounts payable ......................................................       651,309        324,145
Accrued expenses ......................................................       313,682        368,119
                                                                          -----------    -----------
      Total current liabilities .......................................     1,438,335        794,764
                                                                          -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock 5,000,000 shares authorized, none issued or outstanding           -0-            -0-
Common stock, no par value, 20,000,000 shares authorized,
      4,703,544 and 3,923,544  shares issued and outstanding at
      December 31, 2001 and 2000, respectively ........................     9,557,079      8,535,279
Paid-in capital .......................................................     2,220,899      2,180,913
Accumulated deficit ...................................................    (9,397,616)    (5,322,885)
Other comprehensive loss ..............................................       (14,816)           -0-
Subscription receivable ...............................................      (845,833)    (1,050,000)
                                                                          -----------    -----------
      Total stockholders' equity ......................................     1,519,713      4,343,307
                                                                          -----------    -----------
                                                                          $ 2,958,048    $ 5,138,071
                                                                          -----------    -----------


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.




                         TECHSYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                   2001          2000
                                                                                   ----          ----
Revenues from continuing operations:

      Dry cleaning services .................................................   $ 1,032,346    $ 1,144,809
      Consulting services ...................................................        47,223        166,662
                                                                                -----------    ------------
                                                                                  1,079,569       1,311,471
                                                                                -----------    ------------

Costs of services ...........................................................       888,215        939,721
General and administrative expenses .........................................     2,223,841      5,035,550
Research and development ....................................................       620,000            -0-
Depreciation and amortization ...............................................       112,241         59,082
Impairment of investments ...................................................     1,049,451            -0-
Write-off of in-process research and development acquired ...................     1,010,000            -0-
Gain on sale of business ....................................................           -0-       (755,764)
Costs of failed acquisition .................................................           -0-        322,609
Interest income, net ........................................................      (149,448)      (154,439)
                                                                                -----------    ------------
      Total costs and expenses ..............................................     5,754,300      5,446,759
                                                                                -----------    ------------

Loss from continuing operations before income taxes .........................    (4,674,731)    (4,135,288)

Benefit for income taxes ....................................................      (226,500)      (640,000)
                                                                                -----------    ------------

Loss from operations ........................................................    (4,448,231)    (3,495,288)

Income from discontinued operations (less applicable income taxes of $226,500 and $640,000 in 2001 and 2000,
        respectively) .......................................................       373,500      1,054,972
                                                                                -----------    ------------

      Net loss ..............................................................   $(4,074,731)   $(2,440,316)
                                                                                ===========    ============


Basic and diluted (loss) income per share:
       Continuing operations ................................................   $     (1.05)   $       (.96)
      Discontinued operations ...............................................           .09             .29
                                                                                -----------    ------------
      Net loss per share ....................................................   $      (.96)   $       (.67)
                                                                                ===========    ============


Basic and diluted weighted average shares outstanding .......................     4,252,640      3,646,778
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




                         TECHSYS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                       OTHER
                                                                                      COMPRE-                             TOTAL
                             COMMON         PAID-IN     ACCUMULATED   SUBSCRIPTION    HENSIVE                        COMPREHENSIVE
                              STOCK         CAPITAL       DEFICIT       RECEIVABLE       LOSS          TOTAL              LOSS
                           --------------------------------------------------------------------------------------------------------

BALANCE,
DECEMBER 31, 1999 ......   $ 5,485,061   $   160,000    $(2,882,569)   $      --      $      --      $ 2,762,492           --
ISSUANCE OF COMMON
STOCK FOR SERVICES
RENDERED ...............       180,000          --             --             --             --          180,000           --
ISSUANCE OF
COMMON STOCK
IN CONNECTION WITH
FAILED MERGER ..........       325,000          --             --             --             --          325,000           --
ISSUANCE OF
COMMON STOCK
IN CONNECTION WITH
TECHNOLOGY KEIRETSU
INVESTMENT .............       583,327          --             --             --             --          583,327           --
CASHLESS EXERCISE OF
STOCK OPTIONS ..........     1,108,500          --             --             --             --        1,108,500           --
EXERCISE OF OPTIONS
AND WARRANTS ...........       103,391          --             --             --             --          103,391           --
SALE OF COMMON
STOCK AND WARRANTS .....       750,000       350,000           --       (1,050,000)          --           50,000           --
ISSUANCE OF WARRANTS
FOR SERVICES ...........          --       1,670,913           --             --             --        1,670,913           --
NET LOSS ...............          --            --       (2,440,316)          --             --       (2,440,316)   $(2,440,316)
                           ----------------------------------------------------------------------------------------------------

BALANCE,
DECEMBER 31, 2000 ......     8,535,279     2,180,913     (5,322,885)    (1,050,000)          --        4,343,307    $(2,440,316)
                           ====================================================================================================


ISSUANCE OF COMMON
STOCK IN CONNECTION
WITH ACQUISITIONS ......     1,021,800          --             --             --        1,021,800           --
ISSUANCE OF
 WARRANTS ..............          --         244,153           --             --             --          244,153           --

REPURCHASE OF
WARRANTS ...............          --        (204,167)          --          204,167           --             --             --
NET LOSS ...............          --            --       (4,074,731)          --       (4,074,731)   $(4,074,731)

UNREALIZED LOSS ON
SECURITIES AVAILABLE FOR
SALE ...................          --            --             --          (14,816)       (14,816)   $   (14,816)
                           ----------------------------------------------------------------------------------------------------

BALANCE,
DECEMBER 31, 2001 ......   $ 9,557,079   $ 2,220,899    $(9,397,616)   $  (845,833)   $   (14,816)   $ 1,519,713    $(4,089,547)
                           ====================================================================================================





                THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
       STATEMENTS ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.
                                       F-5


                         TECHSYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                         CASH FLOWS FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000

                                                                                      2001            2000
                                                                                      ----            ----
Cash Flows From Operating Activities:
      Net loss .................................................................   $(4,074,731)   $(2,440,316)
      Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization ............................................       125,634         65,435
      Impairment of investments ................................................     1,049,451            -0-
      Provision for doubtful accounts ..........................................        18,546          5,066
      Loss on equity investment ................................................           -0-         18,076
      Common stock issued in connection with failed merger .....................           -0-        325,000
      Stock-based compensation expense .........................................       145,115      2,959,413
      Gain loss on sale of business ............................................           -0-       (755,764)
      Loss on disposal of fixed assets .........................................        14,955            -0-
      Income from discontinued operations ......................................      (600,000)    (1,694,972)
      Write-off of in-process research and development acquired ................     1,010,000             -0
      Changes in operating assets and liabilities, net of businesses acquired:
            Accounts receivable ................................................         9,447        (23,230)
            Other assets .......................................................       249,830       (102,606)
            Amounts due from affiliates ........................................           -0-        149,545
            Accounts payable ...................................................       303,021       (447,628)
            Accrued expenses ...................................................       (54,437)      (436,548)
                                                                                   -----------    -----------
      Net cash used in operating activities ....................................    (1,803,169)    (2,378,529)
                                                                                   -----------    -----------

Cash Flows From Investing Activities:
      Amounts repaid by consulting customers ...................................     1,879,891        415,082
      Business acquisitions, net of acquired cash ..............................      (528,415)           -0-
      Repayment of notes receivable ............................................       527,000        500,000
      Repayment of Pine Tree deposit ...........................................           -0-        915,000
      Investment in SupportScape, Inc. .........................................           -0-       (250,000)
      Investment in Technology Keiretsu, LLC and Little Universe, LLC ..........           -0-       (500,000)
      Purchases of U.S. Government securities ..................................           -0-       (400,000)
      Purchase of investments ..................................................    (1,025,197)           -0-
      Proceeds from sales of investments .......................................       655,449            -0-
      Proceeds from sale or maturity of U.S. Government securities .............       500,000      1,480,220
      Purchases of property and equipment ......................................       (14,904)       (53,462)
      Repayments from officer ..................................................        35,000            -0-
                                                                                   -----------    -----------
Net cash provided by (used in) investing activities ............................     2,028,824      2,106,840
                                                                                   -----------    -----------

Cash Flows From Financing Activities:
      Net borrowings under line of credit ......................................           -0-         32,500
      Proceeds from exercise of stock options and warrants .....................           -0-        103,391
      Proceeds from sale of common stock and warrants ..........................           -0-         50,000
                                                                                   -----------    -----------
      Net cash provided by  financing activities ...............................           -0-        185,891
                                                                                   -----------    -----------

Net increase in cash and cash equivalents ......................................       225,655        (85,798)
      Cash and cash equivalents, beginning of year .............................        32,447        118,245
                                                                                   -----------    -----------
      Cash and cash equivalents, end of year ...................................   $   258,102    $    32,447
                                                                                   -----------    -----------

Supplemental Disclosures of Cash Flow Information:
      Cash paid for income taxes ...............................................   $    12,352    $     5,682
                                                                                   ===========    ===========
      Cash paid for interest ...................................................   $     4,799    $     5,505
                                                                                   -----------    -----------


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

      The following purchase price allocation is based on an analysis of fair value performed by an independent valuation specialist. The values of the intangible assets are being amortized over five years. The allocation of the purchase price to the net assets acquired is as follows:

      Purchase Price:
           Common stock issued (780,000 shares at $1.31 per share) $ 1,021,800
           Note payable issued                                         725,866
           Acquisition costs                                           641,275
                                                                   ------------
      Total purchase price                                         $ 2,388,941

      Allocation:
           Current assets                                          $    18,172
           Fixed assets                                                 10,485
           Goodwill and other intangible assets                      1,374,427
           Current liabilities                                          24,143
           In-process research & development                         1,010,000
                                                                    ----------
      Total allocation                                             $ 2,388,941

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

      The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of the respective periods:

                                                         FOR THE YEAR ENDED
                                                       DEC. 31,DEC. 31, 2000
                                                       ---------------------
      Revenues                                     $ 1,079,569     $ 1,311,471
      Loss from continuing operations              $(5,021,834)    $(4,701,222)
      Net loss                                     $(4,648,334)    $(3,646,250)
                                                   ============    ===========
      Pro forma loss per share                     $      ( .99)   $      (.82)
                                                   ============    ===========

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

(5)  PROPERTY AND EQUIPMENT:

           Property and equipment consists of the following as of December 31:

                                                       2001          2000
                                                       ----          ----

      Furniture and fixtures......................... 40,855       33,959
      Office equipment............................... 44,713      194,001
      Dry cleaning machinery and equipment........... 67,001       64,001
      Vehicles....................................... 20,550       35,400
      Leasehold improvements.........................  2,012        2,012
                                                     -------    ---------
                                                     175,131      329,373
      Less -- Accumulated depreciation...............(62,706)    (190,683)
                                                    --------    ---------

                                                    $112,425     $138,690
                                                   ---------     --------

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

                                           PAYMENTS DUE BY PERIOD YEARS ENDING DECEMBER 31,
                                           ------------------------------------------------
Contractual
OBLIGATION                     TOTAL         2002         2003        2004         2005          2006
------------                -----------      ----         ----        ----         ----          ----

JPL R & D (1) ...........   $1,106,000   $  600,000   $  506,000   $      -0-   $     -0-    $    -0-
Adelan R & D (2) ........    1,150,000    1,150,000          -0-          -0-         -0-         -0-
Operating leases (3) ....    1,279,000      308,000      295,000      230,000      223,000      223,000
Capital leases ..........       41,796       13,932       13,932       13,932         -0-         -0-
Employment Agreements (4)    3,025,000      650,000      650,000      625,000      550,000      550,000
                            ----------   ----------   ----------   ----------   ----------   ----------
                            $6,601,796   $2,721,932   $1,464,932   $ 868,932      $773,000   $  773,000
                            ----------   ----------   ----------   ----------   ----------   ----------

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

Outstanding common stock purchase warrants are summarized as follows:

                                   NUMBER OF
                                    SHARES       WEIGHTED       WEIGHTED
          RANGE OF                OUTSTANDING     AVERAGE        AVERAGE
       EXERCISE PRICES              AT 12/31/01  REMAINING      EXERCISE
                                                    LIFE         PRICE
       -------------------------------------------------------------------

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

      Stock option activity under all plans is as follows:
                                                            WEIGHTED    WEIGHTED
                                                            AVERAGE      AVERAGE
                                                            EXERCISE      FAIR
                                                  NUMBER      PRICE       VALUE
                                                  ------      -----       -----
Options outstanding December 31, 1999
     (1,493,350 exercisable)                   1,503,350        1.86
     Granted                                     550,000        6.58       2.84
     Exercised                                  (237,250)       1.91
     Canceled                                  ( 365,000)       8.23
                                                ---------
Options outstanding December 31, 2000
     ( 1,371,100 exercisable)                  1,451,100        2.04
    Granted                                      672,500        1.04        .85
                                               ---------
    Options outstanding December 31, 2001
         (1,490,350 exercisable)               2,123,600        1.72
                                               =========        ====



                                                 Number     Weighted   Weighted
                     RANGE OF                 Outstanding    Average    Average
                  EXERCISE PRICES             AT 12/31/01   REMAINING  EXERCISE
                                                               LIFE      PRICE
                 ----------------             -----------   ---------  --------
                    $1.00-$1.50                1,277,500       7.8      $1.20
                    $1.75-$2.50                  606,100       5.0       1.93
                    $3.50-$5.88                  240,000       4.3       3.98
                                              ----------      ----       ----
                                               2,123,600       6.6      $1.72
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

      The Company operates two current different lines of business, fuel cell technology development and dry cleaning services. The fuel cell technology development segment is in the business of producing two advanced fuel cell systems. The Company provides certain funding for the further development and commercialization of its fuel cell technology. The dry cleaning services segment provides dry cleaning services primarily to the hospitality industry in the Phoenix, Arizona area. Corporate is a separate unit which reflects all corporate expenses, interest income on invested cash, depreciation on corporate assets, consulting services under agreement and miscellaneous charges. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
                                      F-23

      The following table represents the financial results for each of the Company's segments.

                   DRY CLEANING                     FUEL CELL
  2001              SERVICES       CORPORATE       DEVELOPMENT  CONSOLIDATED
  ----              --------       ---------       -----------  ------------

Revenues .......   $ 1,032,346    $    47,223    $      -0-    $ 1,079,569
Depreciation
and amortization        93,841         17,044         14,749       125,634
Interest
income, net ....           -0-       (149,448)          -0-       (149,448)
Loss
from operations       (171,611)    (2,352,190)    (1,924,430)   (4,448,231)
Income
from disc. ops .           -0-        373,500           -0-        373,500
Total assets ...       231,576      1,356,146      1,370,326     2,958,048

2000
----
Revenues .......   $ 1,144,809    $   166,662    $      -0-    $ 1,311,471
Depreciation
and amortization        38,815         26,620           -0-         65,435
Interest
income, net ....           -0-       (154,439)          -0-       (154,439)
Loss
from operations       (125,162)    (3,370,126)          -0-     (3,495,288)
Income
from disc. ops .           -0-      1,054,972           -0-      1,054,972
Total assets ...       380,752      4,757,319           -0-      5,138,071

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

                                                     TECHSYS, INC.

Date: April 10, 2002                            By:  /S/STEVEN L. TRENK
                                                     ------------------
                                                     Steven L. Trenk,
                                                     Chief Executive Officer

           In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        SIGNATURE                CAPACITY IN WHICH SIGNED       DATE

/S/ STEVEN L. TRENK                                             April 10, 2002
--- ---------------
    Steven L. Trenk              Chief Executive Officer
                                 Director

/S/ MARTIN G. JACOBS, M.D.                                      April 10, 2002
--- ----------------------
    Martin G. Jacobs, M.D.       Director


/S/ ALVIN S. TRENK               Chairman
--- --------------
    Alvin S. Trenk               Director                       April 10, 2002


/S/ STANLEY B. AMSTERDAM         Director                       April 10, 2002
--- --------------------
    Stanley B. Amsterdam


/S/ JEFFREY B. MENDELL           Director                       April 10, 2002
--- ------------------
    Jeffrey Mendell


/s/ KEITH BLAKELY                President                      April 10, 2002
    -------------                Chief Operating Officer
    Keith Blakely


/S/ MARK N. RAAB                 Chief Financial Officer        April 10, 2002
--- ------------                 (Principal Financial Officer)
    Mark N. Raab