Form 10KSB/A
period 2001-12-31
TECHSYS INC
filed 2002-04-30
CIK 922488

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                        (AMENDING PART III - ITEMS 9-13)

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001          COMMISSION FILE NO. 0-24542

                                  TECHSYS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          NEW JERSEY                                          22-3276736
          ----------                                          ----------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                               TITLE OF EACH CLASS


                                  COMMON STOCK

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO___

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B UNDER THE SECURITIES EXCHANGE ACT OF 1934 IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENTS TO THIS FORM 10-KSB X

AS OF MARCH 12, 2002, 4,703,544 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF SHARES HELD BY UNAFFILIATED STOCKHOLDERS WAS APPROXIMATELY $2,351,688.

                       DOCUMENTS INCORPORATED BY REFERENCE

THIS FORM 10-KSB/A AMENDS THE FORM 10-KSB AND FORM 10-KSB/A FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 1, 2002 AND APRIL 10, 2002 RESPECTIVELY ("REGISTRANT'S FORM 10-KSB"). ITEMS 9, 10, 11, 12 AND 13 OF PART III OF REGISTRANT'S FORM 10-KSB WERE INCORPORATED BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 2002 ANNUAL MEETING OF SHAREHOLDERS TO BE FILED WITH THE COMMISSION BY APRIL 30, 2002. THE DEFINITIVE PROXY STATEMENT WILL NOT BE FILED WITH THE COMMISSION BY APRIL 30, 2002. ACCORDINGLY, REGISTRANT IS FILING THIS AMENDMENT TO REGISTRANT'S FORM 10-KSB TO PROVIDE THE INFORMATION REQUIRED BY ITEMS 9, 10, 11, 12 AND 13 OF PART III OF FORM 10-KSB

                                    PART III.





ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(C) OF THE EXCHANGE ACT.

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



NAME                     AGE               POSITION WITH THE          DIRECTOR
                                           COMPANY                     SINCE
                                           -------                     -----
Alvin S. Trenk           72                Chairman                      1993
                                           Class III Director

Steven L. Trenk          48                Chief Executive Officer
                                           Class II Director             1993

Martin G. Jacobs,        72                Class I Director              1993
M.D.


Jeffrey B. Mendell       48                Class III Director            1994

Stanley B.               72                Class I Director              1998
Amsterdam

Keith M. Blakely         45                President
                                           Chief Operating Officer

Mark N. Raab             38                Chief Financial Officer
                                           Secretary
                                           Treasurer

         ALVIN S. TRENK, a founder of the Company and TechTron, Inc., has served as a director of the Company and of each of the Company's current subsidiaries since formation, as Chief Executive Officer and Chairman of the Company and each of the Company's current subsidiaries until September 2000 at which time Mr. A. Trenk was appointed Chairman of the Executive Committee. In October 2001, Mr. A. Trenk resumed his role of Chairman of the Company. In addition, Mr. A. Trenk is an officer and director of various corporations engaged in the ownership and development of real property and the operation of helicopter landing facilities, helicopter charter, air taxi, sightseeing and tour operations. Mr. A. Trenk is also a founding principal of Holding Capital Group, a 20 year old merchant banking firm based in New York City. Mr. A. Trenk is the father of Steven L. Trenk, the Company's Chairman, President and Chief Operating Officer, and the brother-in-law of Martin G. Jacobs, M.D., a director of the Company.

         STEVEN L. TRENK, a founder of the Company, has served as President of the Company and each of the Company's subsidiaries, other than Renal Management, Inc. ("RMI"), from October 1991 until October 2001, and Chairman of the Company from September 2000 through October 2001, at which time Mr. S. Trenk was appointed Chief Executive Officer of the Company. Mr. S. Trenk has served as Vice President for Business Development of TechTron from 1987 through October 1991 and, since December 1993, has served as the President of Alpha Administration Corp., a former consulting customer of the Company. Mr. S. Trenk served as Vice Chairman of RMI, a majority- owned subsidiary of the Company, until its sale in 1998. Mr. S. Trenk is the Treasurer of Upper Manhattan Dialysis Center, Inc., a former consulting customer of the Company, and also serves as the Vice President of Orange Y Associates, Inc. a real estate development company. Mr. S. Trenk is the son of Mr. A. Trenk and the nephew of Dr. Jacobs.

         KEITH M. BLAKELY has served as the President and Chief Operating Officer of the Company since October 2001. Mr. Blakely founded Advanced Refractory Technologies, Inc. (ART), a company focusing on the development of new technology for synthesizing ceramic powers. ART employed over 300 employees operating in two US facilities and with three international joint ventures and partnerships. Mr. Blakely spearheaded the establishment of ART's fuel cell research, development, and manufacturing operations. In 2001, ART was acquired by a subsidiary of Tyco International, a $36 billion conglomerate.

         MARTIN G. JACOBS, M.D., a founder of the Company, is a physician engaged in the treatment of renal disease and hypertension. Dr. Jacobs is President of Nephrological Associates, P.A., which he founded in 1964. Dr. Jacobs served as the Corporate Medical Director for the Company until September 2001 and for TechTron since formation. Dr. Jacobs is the brother-in-law of Mr.
A. Trenk and the uncle of Mr. S. Trenk.

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

ITEM 10.  EXECUTIVE COMPENSATION

        The following table sets forth certain information for all persons serving as Chief Executive Officer of TechSys in the last fiscal year and the other most highly compensated executive officers of TechSys (together, the "Named Executive Officers") for services rendered in all capacities during the three fiscal years ended December 31, 2001, 2000, and 1999:




                         SUMMARY COMPENSATION TABLE (1)

                                                                                      Long-Term
                                               Annual Compensation                 Compensation
                                    --------------------------------------------

                                                                                     Common
                                                                                     Stock
                                                                                   Underlying
NAME AND PRINCIPAL POSITION         FISCAL           SALARY           BONUS       OPTIONS/SARS
---------------------------         ------           ------           -----       ------------
                                     YEAR              $                $
                                     ----              -                -
Steven L. Trenk                     2001          219,231          --                --
Chief Executive Officer             2000          250,000          --            56,250
                                    1999          250,000          --                --

Alvin S. Trenk                      2001          250,000(2)       --                --
Chairman                            2000          300,000(2)       --            56,250
                                    1999          300,000(2)       --                --


(1) See "Certain Relationships and Related Transactions" for additional information with respect to benefits received by certain members of management of TechSys.

(2)      Paid to TEI.  See "--Compensation Arrangements."



              AGGREGATED OPTION/SAR EXERCISES AND LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table summarizes for each of the Named Executive Officers, the number of stock options, if any, exercised during the fiscal year ended December 31, 2001, the aggregate dollar value realized upon exercise, the total number of securities underlying unexercised options, if any, held at December 31, 2001 and the aggregate dollar value of in-the-money unexercised options, if any, held at December 31, 2001. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise or base price of the option. Value of unexercised, in-the-money options at fiscal year-end is the difference between the exercise or base price and the fair market value of the underlying stock on December 31, 2001. The last sale price of the Common Stock on December 31, 2001 was $.42. The values in the column "Value of Unexercised In-The-Money Options/SARs at FY-End and Interim Period End" have not been, and may never be, realized. The underlying options have not been, and may not be, exercised, and actual gains, if any, on exercise will depend upon the value of the underlying stock on the date of exercise.

         No options were exercised by the named executive officers during the 2001 fiscal year. The following table sets forth information regarding the value of unexercised options held by the Named Executive Officers of the Company.


              NUMBER OF SECURITIES UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                          OPTIONS/SARS AT                    IN-THE-MONEY OPTIONS/SARS AT
                  FY-END AND INTERIM PERIOD END (1)        FY-END AND INTERIM PERIOD END (1)
                 ----------------------------------   ----------------------------------------------
NAME               EXERCISABLE      UNEXERCISABLE          EXERCISABLE      UNEXERCISABLE

Alvin S. Trenk       356,250          393,750                  $0             $   0
Steven L. Trenk      381,250          393,750                   0                 0



(1)      Securities represent shares of Common Stock underlying options.



                         OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                    (INDIVIDUAL GRANTS)

                     NUMBER OF
                     SECURITIES      % OF TOTAL
                     UNDERLYING      OPTIONS/SARS
                     OPTIONS/SARS    GRANTED TO     EXERCISE OR BASEXPIRATION
NAME                 GRANTED (1)     EMPLOYEES       PRICE ($/SH)       DATE
----                 -----------     ---------       ------------      -----

Alvin S. Trenk           --             --                --             --
Steven L. Trenk          --             --                --             --



(1)      Securities represent shares of Common Stock underlying options.


REPORT ON REPRICING OF OPTIONS

         In February 1996, the Board of Directors of the Company, on the recommendation of the Compensation Committee, adopted a stock option plan (the "Contingent Plan") substantially similar to the 1997 Plan and granted certain options thereunder. The Board of Directors conditioned the effectiveness of the Contingent Plan on approval by the shareholders of the Company within twelve months after adoption.

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

                                                          THE BOARD OF DIRECTORS



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

         In 2001, the Audit Committee reviewed the overall audit scope, plans and results of the audit engagement. The Committee met with the independent auditors to discuss the year's audit. The Committee reviewed and discussed the Company's annual financial statements with management before issuance.

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

         Based on the foregoing review and discussions, and in reliance on
Section 14A:6-14(2) of the New Jersey Business Corporation Act permitting reliance on the reports prepared by an independent public accountant or firm of such accountants, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2001.

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

COMPENSATION ARRANGEMENTS

         EMPLOYMENT AGREEMENTS

         The Company entered into a consulting agreement with TEI dated as of April 1, 1994 (the "TEI Agreement"). TEI is wholly-owned by Alvin S. Trenk. Under the terms of the TEI Agreement, TEI agreed to make Mr. A. Trenk available to serve as the Chairman of the Board of Directors and Chief Executive Officer of the Company and director of any of the subsidiaries of the Company, and to serve as a shareholder, officer and director of any entity to which the Company provides services, equipment and supplies. Mr. A. Trenk is required to perform up to 750 hours of service to the Company per year. The TEI Agreement provides for payments by the Company to TEI of a fee of $300,000 per year plus such cash bonuses as may be determined by the Board of Directors. The TEI Agreement has an initial term of five years which automatically renews for an additional year on every anniversary date unless such renewal is terminated by the Board of Directors in writing not less than 90 days prior to the anniversary date or unless the TEI Agreement is otherwise terminated pursuant to its terms. Effective November 1, 2001, all payments by the Company due under the TEI Agreement were deferred indefinitely.

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

         Steven L. Trenk entered into an employment agreement with the Company dated as of April 1, 1994 (the "Employment Agreement") providing for an annual base salary of $150,000 for serving as President of the Company and its subsidiaries. In May 1998, the Board of Directors amended the Employment Agreement and increased Mr. S. Trenk's annual base salary to $250,000. In addition, Mr. S. Trenk is entitled to receive an annual bonus equal to 10% of the Company's pre-tax income in excess of the prior year's pre-tax income, up to 100% of base salary. The amended Employment Agreement has an initial term of five years and renews for an additional one year term on every anniversary date, unless terminated by the Board of Directors in writing no later than 90 days prior to the end of the initial or any renewal term or unless sooner terminated upon the death or disability of Mr. S. Trenk. Effective November 1, 2001, payments by the Company to the Company's Chief Executive Officer under his Employment Agreement were reduced indefinitely from $250,000 to $50,000 annually with a 100% deferral of reduced payment amounts.

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

         Martin G. Jacobs, M.D. entered into a medical director agreement with the Company dated as of April 1, 1994, as amended (the "Medical Director Agreement"). The Medical Director Agreement provided for an annual base salary of $111,000 for serving as Corporate Medical Director and agreeing to devote not less than 500 hours per year to the business of the Company. The Medical Director Agreement had an initial one year term and was renewable by the Company every anniversary thereafter, unless terminated by the Board of Directors in writing no later than 90 days preceding the anniversary date. The Medical Director Agreement was terminated by mutual consent of the parties on September 30, 2001. The Medical Director Agreement had provided that Dr. Jacobs participate in any employee benefit plans established for senior management employees of the Company. The Company had also agreed to make payments not in excess of $500 per month for an automobile for Dr. Jacob's use, to pay for disability insurance for Dr. Jacobs and to permit Dr. Jacobs to participate in stock option plans consistent with other members of senior management of the Company.


         Keith A. Blakely entered into an employment agreement with the Company dated as of October 1, 2001. The agreement has an initial term of two years, may be extended by the Company for an additional year, and provides for an annual base salary of $100,000 for his service as President and Chief Operating Officer of the Company and its subsidiaries. The Company granted Mr. Blakely options to purchase 150,000 shares of common stock of the Company at an exercise price of $1.00 per share, vesting at a rate of 12,500 shares per month, under the Company's 2000 Incentive Compensation Plan.

         Mr. Blakely's agreement provides that if the Company receives certain funding by October 1, 2002, he may elect to forgo receiving his salary and terminated all of the then unvested portion of the options to purchase 150,000 shares of the Company common stock granted to him and instead receive from the Company an annual base salary of $250,000 for the remainder of the term of agreement.

         The Company also granted Mr. Blakely options to purchase 450,000 shares of the Company's common stock at an exercise price of $1.00, vesting over a period of 18 months beginning on April 1, 2002 and ending on September 1, 2003. These options were granted under the Company's 2000 Incentive Compensation Plan and would be unaffected by Mr. Blakely's election, as described above, to forgo his then-current base and terminate the unvested portion of his options to purchase 150,000 shares of the Company's common stock upon the Company's receipt of certain funding.

         Each of Mr. A. Trenk and Mr. S. Trenk have agreed that during the term of his respective compensation agreement discussed above, he will not, directly or indirectly, engage in business activities that are competitive with the Company's activities in any county of any state in the United States, or any country outside of the United States, in which, during his employment, the Company conducted any material business or in which its customers were located. In addition, each such individual has agreed that he will not solicit or accept business from any customers of the Company or hire any employees of the Company and shall maintain the Company's proprietary information during the term of his compensation agreement and for at least one year after the expiration of such agreement.

         Mr. Blakely has agreed that he will not engage in business activities that are competitive with the Company's business or solicit customers of the Company during the term of his compensation agreement and for a period of one to two years after the termination of his employment with the Company, depending upon the circumstances of such termination. Mr. Blakely has agreed that during the applicable period, he will not solicit or accept business from any customers of the Company, influence any employee of the Company to terminate his or her employment with the Company, or hire any employees, or certain former employees, of the Company. Mr. Blakely has also agreed to maintain the Company's confidential and proprietary information during the term of his compensation agreement and thereafter.

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

         The Directors' Plan provides that on July 1 of each year, commencing on July 1, 1994, each non-employee directors shall, automatically and without necessity of any action by the Board of Directors, receive a non-statutory option for 10,000 shares of Common Stock with an exercise price per share equal to the fair market value of a share as of the date of grant of the option. The option is exercisable upon payment of the exercise price in cash at any time during the period commencing one year after the date of the option is granted and terminating ten years after the date of grant, provided that the person exercising the option has been at all relevant times a member of the Board of Directors. A non-employee director must exercise his or her option (to the extent it is then exercisable) prior to the earlier of three years after leaving the Board of Directors or the expiration date of the option. Upon the death of a non- employee director, the option must be exercised prior to the earlier of one year after such death or the expiration date of the option. Unless sooner terminated by the Board of Directors, the Directors' Plan terminates in 2004. As of December 31, 2001, 150,000 options had been issued under the Directors' Plan.

         1994 LONG-TERM INCENTIVE AWARD PLAN

         The Company 1994 Long-Term Incentive Award Plan (the "1994 Plan") covers 300,000 shares of Common Stock pursuant to which officers and key employees of the Company designated as senior executives are eligible to receive incentive and/or non-statutory stock options, awards of shares of Common Stock and stock appreciation rights ("SARs"). The 1994 Plan, which expires in 2004, is generally administered by the Compensation Committee designated by the Board of Directors. The Board of Directors in its entirety may also administer the 1994 Plan. The purposes of the 1994 Plan are to assist in attracting, retaining, and motivating senior executives and to promote the identification of their interests with those of the shareholders of the Company. Incentive stock options and SARs granted under the 1994 Plan are generally exercisable during the period commencing six months after the date the option is granted and terminating ten years after the date of grant. The exercise prices for incentive stock options are not less than the fair market value of the Common Stock on the date of the grant. In addition, a SAR may be exercised only when the fair market value of a share exceeds either the fair market value per share on the date of grant of the SAR or the base price of the SAR (which is determined by the Compensation Committee) if it is not a SAR related to an option. A SAR related to an option may be exercised only when and to the extent the option is able to be exercised. No participant in the 1994 Plan is entitled to receive grants of options, SARs and awards of incentive shares in the aggregate exceeding 25,000 shares per year. As of December 31, 2001, 80,000 options had been issued under the 1994 Plan.

         1997 EQUITY INCENTIVE PLAN

         The Company 1997 Equity Incentive Plan (the "1997 Plan") covers 1,250,000 shares of Common Stock pursuant to which employees of the Company and its subsidiaries and other persons who are in a position to make a significant contribution to the Company and its subsidiaries are eligible to receive incentive and/or non-qualified options, awards of shares of Common Stock and SARs. The 1997 Plan, which expires in 2007 is generally administered by the Compensation Committee designated by the Board of Directors. The Board of Directors in its entirety may also administer the 1997 Plan. The purposes of the 1997 Plan are to assist in attracting, retaining, and motivating persons who can make a significant contribution to the Company and to promote the identification of their interests with those of the shareholders of the Company. Pursuant to the terms of the 1997 Plan, the Company may grant awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, awards of shares for no cash consideration subject to certain restrictions or awards of shares to be delivered in the future to employees of the Company and others who may be in a position to make a significant contribution to the Company. Incentive stock options, however, may only be issued to employees of the Company. Stock options granted under the 1997 Plan are generally exercisable during the period commencing six months after the date of grant of the option and terminating ten years after the date of grant (five years in the case of an option granted to a holder of 10% of the issued and outstanding shares of the Company). Options are generally exercisable at an exercise price which is not less than the fair market value of the Common Stock on the date of grant. SARs granted under the 1997 Plan are exercisable during the period established by the committee (except in the event of death or disability of the holder), or in the case of a SAR related to an option, the expiration of the related option. In addition, a SAR may be exercised only when the fair market value of a share exceeds either the fair market value per share on the date of grant of the SAR or the base price of the SAR (which is determined by the Compensation Committee) if it is not a SAR related to an option. A SAR related to an option may be exercised only when and to the extent the option is able to be exercised. As of December 31, 2001, 1,101,100 options had been issued under the 1997 Plan.

         2000 EQUITY INCENTIVE PLAN

         The Company's 2000 Equity Incentive Plan (the "2000 Plan") covers 3,500,000 shares of Common Stock pursuant to which employees of the Company and its subsidiaries and other persons who are in a position to make a significant contribution to the Company and its subsidiaries are eligible to receive incentive and/or non-qualified options, awards of shares of Common Stock and SARs. The 2000 Plan is generally administered by the Compensation Committee designated by the Board of Directors. The Board of Directors in its entirety may also administer the 2000 Plan. The purposes of the 2000 Plan are to assist in attracting, retaining, and rewarding high-quality executives, employees and other persons who provide services to the Company and/or its subsidiaries and to promote the identification of their interests with those of the shareholders of the Company. Pursuant to the terms of the 2000 Plan, the Company may grant awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, awards of shares for no cash consideration subject to certain restrictions or awards of shares to be delivered in the future to employees of the Company and others who may be in a position to make a significant contribution to the Company. Options are generally exercisable at an exercise price which is not less than the fair market value of the Common Stock on the date of grant. SARs granted under the 2000 Plan are exercisable during the period established by the committee (except in the event of death or disability of the holder), or in the case of a SAR related to an option, the expiration of the related option. In addition, a SAR may be exercised only when the fair market value of a share exceeds either the fair market value per share on the date of grant of the SAR or the base price of the SAR (which is determined by the Compensation Committee) if it is not a SAR related to an option. A SAR related to an option may be exercised only when and to the extent the option may/can be exercised.

         401(K) PLAN

         In January 1994, the Company adopted a salary deferral and savings plan (the "Savings Plan") which is qualified under section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and includes a qualified cash or deferred arrangement under Section 401(k) of the Code. Subject to limits set forth in the Code, an employee who meets certain age and service requirements may participate in the Savings Plan by contributing through payroll deductions up to 15% of compensation into an account- established for the participating employee and may allocate amounts in such account among a variety of investment vehicles. The Company makes matching contributions to an employee's account in an amount of up to and including 10% of the first 6% of the compensation contributed by each employee. The Savings Plan also provides for loans to, and withdrawals by, participating employees, subject to certain limitations.






                                                           11


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 15, 2002, regarding the beneficial ownership of the Common Stock of TechSys and the common stock of TechTron by each director and executive officer, and by all directors and executive officers as a group, and by each person known to be the beneficial owner of more than five percent of the outstanding Common Stock. The Company has been advised that each beneficial owner listed below has sole voting and dispositive power with respect to such shares unless otherwise noted in the footnotes below.

                                                                                         PERCENT OF
                                    AMOUNT AND NATURE OF                                 OUTSTANDING
                                     BENEFICIAL OWNERSHIP                               COMMON STOCK

NAME AND ADDRESS                    COMPANY          TECHTRON         COMPANY             TECHTRON
OF BENEFICIAL OWNER                 COMMON STOCK    COMMON STOCK    COMMON STOCK        COMMON STOCK
-------------------                 ------------    ------------    ------------        ------------

TechTron, Inc. (1)                  1,377,405(2)        --            29.28%                 --
Lazar & Company, I.G., LLC          1,050,000(3)        --            18.91%                 --
Fuel Cell Companies,Inc.              780,000(4)        --            16.58%                 --
Alvin S. Trenk (1)                    798,100(5)        975           39.89%               97.5%
Steven L. Trenk (1)                   776,000(6)        975           39.31%               97.5%
Martin G. Jacobs, M.D. (1)            775,000(7)        975           39.29%               97.5%
Keith Blakely (1)                     600,000(8)        --            11.31%                 --
Jeffrey B. Mendell(1)                 220,000(9)        --             4.47%                 --
Stanley B. Amsterdam(1)               112,485(10)       --             2.34%                 --
Mark N. Raab(1)                       120,000(11)       --             2.49%                 --
All Directors and Officers
 as a Group (7 persons)             4,778,990           975           59.34%                97.5%


(1) The address of each beneficial owner is 147 Columbia Turnpike, Suite 109, Florham Park, New Jersey 07932.

(2) Represents shares of Common Stock held by TechTron, Inc., a principal shareholder of the Company. Alvin S. Trenk, Steven L. Trenk and Martin G. Jacobs, M.D., officers and directors of the Company, are officers, directors and principal stockholders of TechTron and directly own an aggregate of approximately 97.5% of the outstanding common stock of TechTron. Mr. A. Trenk, Mr. S. Trenk and Dr. Jacobs are treated as a group herein for purposes of determining beneficial ownership.

(3) Represents (i) 200,000 shares of Common Stock and (ii) a warrant to purchase up to 850,000 shares of Common Stock exercisable at $3.00 per share issued pursuant to a Securities Purchase Agreement dated June 2, 2000, as amended December 5, 2000.

(4) Represents 780,000 shares of Common Stock issued in 2001 to Fuel Cell Companies, Inc. in connection with the Company's acquisition of its fuel cell subsidiaries.

(5) Mr. A. Trenk serves as Chairman and a director of the Company. Includes (i) 450,000 shares issuable upon exercise of a warrant exercisable at $3.00 per share which was issued as an additional incentive for Mr. A. Trenk to help the Company complete transactions in the technology sector (the warrant is subject to certain vesting criteria based upon the Company's Market Capitalization, as such term is defined in the warrant), (ii) 150,000 shares issuable upon exercise of options exercisable at $1.4375 per share which were issued under the Company's 1997 Equity Incentive Plan, and (iii) 150,000 shares issuable upon exercise of options exercisable at $1.875 which were issued under the 1997 Plan. Does not include 180,000 shares issuable upon exercise of warrants held by Holding Capital Management, LLC, an entity in which Mr. A. Trenk holds 10% of the outstanding securities. Mr. A. Trenk may also be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Common Stock owned by TechTron.







(6) Mr. S. Trenk serves as Chief Executive Officer and a director of the Company. Represents (i) 450,000 shares issuable upon exercise of a warrant exercisable at $3.00 per share which was issued as an additional incentive for Mr. S. Trenk to help the Company complete transactions in the technology sector (the warrant is subject to certain vesting criteria based upon the Company's Market Capitalization, as such term is defined in the warrant), (ii) 150,000 shares issuable upon exercise of options exercisable at $1.4375 per share which were issued under the 1997 Plan, (iii) 104,000 shares issuable upon exercise of options exercisable at $1.875 per share which were issued under the 1997 Plan, (iv) 46,000 shares issuable upon exercise of options exercisable at $1.15625 per share which were issued under the 1997 Plan, (v) 25,000 shares issuable upon exercise of options exercisable at $1.875 per share which were issued under the Company's 1994 Long Term Incentive Award Plan, and (vi) 1,000 shares held in the name of Mr. S. Trenk's children. Mr. S. Trenk may also be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Common Stock owned by TechTron.

(7) Dr. Jacobs serves as a director of the Company. Represents (i) 450,000 shares issuable upon exercise of a warrant exercisable at $3.00 per share which was issued as an additional incentive for Dr. Jacobs to help the company complete transactions in the technology sector (the warrant is subject to certain vesting criteria based upon the Company's Market Capitalization, as such term is defined in the warrant), (ii) 150,000 shares issuable upon exercise of options exercisable at $1.4375 per share which were issued under the 1997 Plan, (iii) 101,000 shares issuable upon exercise of options exercisable at $1.875 per share which were issued under the 1997 Plan, (iv) 49,000 shares issuable upon exercise of options exercisable at $1.15625 per share which were issued under the 1997 Plan, and (v) 25,000 shares issuable upon exercise of options exercisable at $1.875 per share which were issued under the 1994 Plan. Dr. Jacobs may also be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Common Stock owned by TechTron.

(8) Mr. Blakely serves as President and Chief Operating Officer of the Company. Represents 600,000 shares issuable upon exercise of options exercisable at $1.00 per share, which were issued under the 2000 Plan.

(9) Mr. Mendell serves as a director of the Company. Represents (i) 80,000 shares issuable upon exercise of options issued in increments of 10,000 shares annually under the Directors' Plan exercisable at $5.75, $5.875, $3.875, $1.00, $2.00, $3.9375, $3.875 and $1.40 per share, ii) 40,000 shares issuable upon exercise of options exercisable at $1.875 per share,
     (iii) 50,000 shares issuable upon exercise of options exercisable at $1.4375 issued under the 1997 Plan, and (iv) 50,000 shares issuable upon exercise of options exercisable at $3.50 per share which were issued under the 2000 Plan.

(10) Mr. Amsterdam serves as a director of the Company. Includes (i) 40,000 shares issuable upon exercise of options issued in increments of 10,000 shares annually under the Directors' Plan exercisable at $2.00, $3.9375, $3.875 and $1.40 per share, (ii) 20,000 shares issuable upon exercise of options exercisable at $2.375 per share issued under the 1997 Plan, and
     (iii) 50,000 shares issuable upon exercise of options exercisable at $3.50 per share which were issued under the 2000 Plan.

(11) Mr. Raab serves as Chief Financial Officer and Secretary of the Company. Represents (i) 250 shares issuable upon exercise of options exercisable at $1.875 per share, 2,500 shares issuable upon exercise of options exercisable at $1.75 per share, 10,000 shares issuable upon exercise of options exercisable at $2.00 per share, 37,250 shares issuable upon exercise of options exercisable at $2.375 per share, and 25,000 shares issuable upon exercise of options exercisable at $2.00 per share which were issued under the 1997 Plan, and 20,000 shares issuable upon exercise of options exercisable at $3.50 per share which were issued under the 2000 Plan and (ii) 25,000 shares issuable upon exercise of options exercisable at $1.31 per share which were issued under the 2000 Plan.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DRY CLEANING TRANSACTIONS

         On November 16, 1999, the Company sold its majority interest in United Dry Cleaning, LLC to UDC Acquisition Corp., Inc. ("UDC Acquisition"), an Arizona corporation, pursuant to terms of a Stock Purchase Agreement. The majority of the outstanding common stock of UDC Acquisition is owned by Jeffrey M. Trenk, son of Alvin S. Trenk, Chairman of the Company, brother of Steven L. Trenk, Chief Executive Officer of the Company, and nephew of Martin G. Jacobs, M.D. a Director of the Company, collectively, the "Certain Executive Officers." The aggregate purchase price for the Company's stock interest, $10,000, was offset against amounts due to Jeffrey M. Trenk from the Company. The sale included net fixed assets of $199,292, and a write-off of net goodwill of $588,959, offset by a relief from liabilities of $1,544,015.

         Under the terms of the sale, UDC Acquisition acquired substantially all of the assets and substantially all of the liabilities of United at the time of sale. The Company did not recognize a gain related to the transaction until 2000 due to pending litigation by Ultimate Cleaners, Inc. (A company that previously sold its dry cleaning assets to United). The Company was notified by UDC Acquisition that it executed a settlement agreement with Ultimate for all amounts due under the Settlement Agreement between United and Ultimate. As a result, in 2000 the Company recognized a gain of $755,764 related to the sale.

         Jeffrey M. Trenk currently provides consulting services to the Company's dry cleaning operation and is paid approximately $120,000 per year. On March 21, 2000, the Company awarded 30,000 shares of the Company's common stock, valued at $180,000, as additional compensation to Jeffrey M. Trenk. The Company recorded $180,000 in general and administrative expenses relating to the issuance of these shares.

         On July 31, 2001, the Company awarded Jeffrey M. Trenk a warrant to purchase up to an aggregate of 100,000 shares of common stock at an exercise price of $1.31, which was the fair market value of the Company's common stock on the date of grant. The warrant was granted to Mr. J. Trenk for services provided in connection with the Company's dry cleaning business. The warrant has an estimated value of $113,890 calculated using the Black-Scholes option pricing model and has been recorded in general and administrative expenses by the Company.

INSIDER LOANS

         In 1998 and 1997, respectively, the Company loaned $350,000 and $35,000 to the then-President of the Company, who executed promissory notes for these advances that were due and payable in full within one year. In 2001 and 1999, the Company received $35,000 and $55,000 respectively, representing payment of the 1997 loan and partial payment of the 1998 advances. The notes relating to the 1998 advances bear interest at a rate imputed by the Internal Revenue Service for instruments having a maturity of one or more years (4.33% to 5.58%). The Company has extended the term of the notes to be payable prior to December 31, 2002.

TRANSACTIONS WITH TECHTRON

         As of December 31, 2001, the Company advanced $355,022 to TechTron, Inc. ("TechTron") net of repayments. Most of the outstanding shares of TechTron are owned by Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., a Director of the Company and Steven L. Trenk, Chief Executive Officer of the Company (collectively "Certain Executive Officers"). The Company obtained from TechTron promissory notes in a principal amount equal to the aggregate amount of the advances the majority of which bear interest at a rate of 8% per annum and are payable upon demand. All amounts due from TechTron are unsecured but guaranteed by Certain Executive Officers.

         In connection with the Company's acquisition of the majority interests in its fuel cell subsidiaries (See Note 2), the Company issued a promissory note in the principal amount of $725,866, which was assigned to TechTron (the "TechTron Note"). The TechTron Note was issued in connection with the Company's purchase and cancellation of certain notes of Fuel Cell Companies, Inc. ("FCCI") which were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The TechTron Note bears an interest rate of 8% and was due and payable on or before October 29, 2001. TechTron has agreed to extend the due date of the TechTron Note to April 30, 2002. Amounts due from TechTron have been offset by the Company with amounts due to TechTron as of December 31, 2001.

DIALYSIS BUSINESS

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

         In 2001, Alpha Administration Corp. ("Alpha") and Continental Dialysis of the Bronx, Inc. ("CDBI") were dissolved. At the time of Alpha's dissolution, amounts payable to Alpha by the Company totaled $68,779. Amounts payable to Alpha were offset by the Company in 2001 with accrued interest due from Alpha not previously recognized by the Company due to realization uncertainties. At the time of CDBI's dissolution, $26,512 was due the Company from CDBI. The Company deemed these amounts uncollectible and wrote off amounts due from CDBI in 2001. In addition, $120,000 due the Company from CDBI under its consulting and service agreement were deemed uncollectible by the Company. These fees had not been previously recorded by the Company due to realization uncertainties.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits to the Company's Annual Report on Form 10-KSB, as amended, are available upon written request to the Secretary of the Company. All such requests shall be made to the Secretary as follows:

                           TechSys, Inc.
                           147 Columbia Turnpike - Suite 109
                           Florham Park, New Jersey 07932
                           Attention: Mark N. Raab - Chief Financial Officer
                                and Secretary
                           (973) 236-1919

              (b)          Reports on Form 8-K.

                           On August 15, 2001, the Company filed with the SEC a current Report on Form 8-K reporting an event under
                           Item 2-Acquisition or Disposition of Assets which was amended by the Form 8-K/A filed by the Company with the SEC on October 15, 2001.

                                   SIGNATURES

                   In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TECHSYS, INC.

Date: April 30, 2002                     By:      /S/ STEVEN L. TRENK
                                                  -------------------
                                       Steven L. Trenk, Chief Executive Officer

         In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         SIGNATURE               CAPACITY IN WHICH SIGNED                             DATE

/S/      STEVEN L. TRENK            Chief Executive Officer                   April 30, 2002
---      ---------------
Steven L. Trenk                     (Principal Executive Officer)
                                    Director

/S/     MARTIN G. JACOBS, M.D.      Director                                  April 30, 2002
---     ----------------------
Martin G. Jacobs, M.D.


/S/      ALVIN S. TRENK             Chairman                                   April 30, 2002
---      --------------
Alvin S. Trenk                      Director


/S/      STANLEY B. AMSTERDAM       Director                                   April 30, 2002
---      --------------------
Stanley B. Amsterdam

/S/      JEFFREY B. MENDELL         Director                                   April 30, 2002
---      ------------------
Jeffrey Mendell


/S/      KEITH M. BLAKELY           President and                             April 30, 2002
---      ----------------
Keith M. Blakely                    Chief Operating Officer


/S/      MARK N. RAAB               Chief Financial Officer                    April 30, 2002
---      ------------
Mark N. Raab                        (Principal Financial Officer)

