Form 10QSB
period 2002-03-31
TECHSYS INC
filed 2002-05-15
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    MARCH 31, 2002
                                     -------------------------------------------


                                     - OR -

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                     -----------------    ----------------------

      Commission File Number                 0-24542
                              ------------------------------------------

                                  TECHSYS, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                NEW JERSEY                              22-3276736
      ----------------------------------            -----------------------
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

            147 COLUMBIA TURNPIKE
         FLORHAM PARK, NEW JERSEY                             07932
      ---------------------------------             -----------------------
      (Address of Principal Executive Offices)              Zip Code

      Registrant's Telephone Number, Including Area Code     (973) 236-1919
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

      Applicable only to corporate issuers.

      Shares outstanding as of May 7, 2002, 4,703,544 shares of common stock, no par value.

      Transitional Small Business Disclosure Format:   Yes ____   No     X
                                                                      -------

                                  TECHSYS, INC.

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION

     Item 1.     Financial Statements ....................................... 2

                 Consolidated Balance Sheets
                 as of March 31, 2002 (unaudited)
                 and December 31, 2001........................................2

                 Consolidated Statements of Operations and
                 Accumulated Deficit for the Three Months Ended
                 March 31, 2002, (unaudited) and
                 March 31, 2001 (unaudited)...................................3

                 Consolidated Statements of Cash Flows
                 for the Three Months Ended
                 March 31, 2002 (unaudited) and
                 March 31, 2001 (unaudited)...................................4

                 Notes to Consolidated Financial Statements (unaudited).......5

     Item 2.     Management's Discussion and Analysis or Plan of Operation... 8

PART II.         OTHER INFORMATION

     Item 1.     Legal Proceedings ..........................................13

     Item 6.     Exhibits and Reports on Form 8-K............................14

SIGNATURES ..................................................................15

                          TECHSYS INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                 MARCH 31, 2002

           This Report on Form 10-QSB contains "forward-looking statements" that are based on management's assumptions, estimates and projections. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward- looking statements as a result of various factors, including, without limitation, the uncertainty of the Company's ability to succeed in its business strategy to develop power cell technologies, acquire companies in the technology industry, increase the number of commercial hotels serviced by its dry cleaning business, sell licenses and generate revenue and maintain its listing on the Nasdaq Small Cap market. Such factors are described under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business" in the Company's Form 10- KSB, as amended, filed with the Securities and Exchange Commission on April 10, 2002.

PART I.  FINANCIAL INFORMATION

           The comparative consolidated statements of operations, balance sheets and statements of cash flows for TechSys, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

           The consolidated financial statements and accompanying financial information for the three month periods ended March 31, 2002 and 2001 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form 10-KSB, as amended, filed with the Securities and Exchange Commission.



                         TECHSYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                  MARCH 31, 2002    DEC. 31, 2001
                                                                        --------------    -------------
                                                                          (UNAUDITED)

Current Assets:
Cash and cash equivalents ..............................................         21,844    $    258,102
Investments ............................................................            -0-         354,932
Accounts receivable, less allowance for doubtful accounts of $23,838
      at March 31, 2002 and $25,925 at December 31, 2001 ...............         89,491          73,209
Amounts due from consulting customer ...................................        150,000             -0-
Amounts due from officer ...............................................        295,000         295,000
Other current assets ...................................................         31,884          41,437
                                                                           ------------    ------------
      Total current assets .............................................        588,219       1,022,680
Investment in Technology Keiretsu, LLC .................................        265,800         265,800
Property and equipment, at cost, less accumulated depreciation .........        105,327         112,425
Goodwill and other intangibles, less accumulated amortization ..........      1,509,113       1,467,695
Other assets ...........................................................         91,022          89,448
                                                                           ------------    ------------
                                                                           $  2,559,481    $  2,958,048
                                                                           ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit .........................................................   $    102,500    $    102,500
Note payable to affiliate ..............................................        370,844         370,844
Accounts payable .......................................................        911,309         651,309
Accrued expenses .......................................................        339,541         313,682
                                                                           ------------    ------------
         Total current liabilities .....................................      1,724,194       1,438,335
                                                                           ------------    ------------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding           --              --
Common stock, no par value, 20,000,000 shares authorized,
       4,703,544 shares issued and outstanding at
       March 31, 2002 and December 31, 2001.............. ..............      9,557,079       9,557,079
Paid-in capital ........................................................      2,232,132       2,220,899
Accumulated deficit ....................................................    (10,108,091)     (9,397,616)
Other comprehensive loss ...............................................            -0-         (14,816)
Subscription receivable ................................................       (845,833)       (845,833)
                                                                           ------------    ------------
      Total stockholders' equity .......................................        835,287       1,519,713
                                                                           ------------    ------------
                                                                           $  2,559,481    $  2,958,048
                                                                           ============    ============


       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                         TECHSYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)
                                                                                   THREE MONTHS ENDED
                                                                             MARCH 31, 2002  MARCH 31, 2001
                                                                             --------------  --------------
Revenues from continuing operations
     Dry cleaning services .................................................   $   257,761    $   330,298

Costs of services ..........................................................       185,319        251,274
General and administrative expenses ........................................       435,619        509,852
Research and development ...................................................       484,603           -0-
Depreciation and amortization ..............................................        18,462         16,546
Interest income, net .......................................................        (5,767)       (15,260)
                                                                               -----------    -----------
Total costs and expenses ...................................................     1,118,236        762,412
                                                                               -----------    -----------

Loss from continuing operations ............................................      (860,475)      (432,114)

Benefit for income taxes ...................................................       (56,625)      (226,500)
                                                                               -----------    -----------

Loss from operations .......................................................      (803,850)      (205,614)

Income from discontinued operations, less applicable income taxes of $56,625 and $226,500 for the three months ended March 31,
     2002 and 2001, respectively ...........................................        93,375        373,500
                                                                               -----------    -----------

Net (loss) income ..........................................................      (710,475)       167,886

Accumulated deficit
     Beginning of period ...................................................    (9,397,616)    (5,322,885)
                                                                               -----------    -----------
     End of period .........................................................  $(10,108,091)   $(5,154,999)
                                                                              ============    ===========

Basic and diluted income (loss) per share:
     Continuing operations .................................................   $      (.17)   $  (.05)
     Discontinued operations ...............................................           .02        .09
                                                                               -----------    -----------
     Net (loss) income per share ...........................................   $      (.15)   $   .04
                                                                               ===========    ===========

Basic and diluted weighted average shares
     outstanding ...........................................................     4,703,544      3,923,544
                                                                               ===========    ===========



         The accompanying notes to consolidated financial statements are an integral part of these statements.





                         TECHSYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                              2002           2001
                                                                         --------------  -------------
                                                                          (unaudited)     (unaudited)
Cash Flows From Operating Activities:
      Net income (loss) ..............................................   $  (710,475)   $   167,886
      Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization ..................................        22,390         18,196
       Income from discontinued operations ...........................      (150,000)      (600,000)
      Stock based compensation expense ...............................        11,233            -0-
      Changes in operating assets and liabilities, net of effects from acquisition of businesses:
             Accounts receivable .....................................       (16,282)       (22,998)
             Other assets ............................................         7,979         52,151
             Accounts payable ........................................       260,000         13,933
             Accrued expenses ........................................        25,859         (2,639)
                                                                         -----------    -----------
Net cash used in operating activities ................................      (549,296)      (373,471)
                                                                         -----------    -----------

Cash Flows From Investing Activities:
      Amounts repaid by consulting customers .........................           -0-      1,279,891
      Proceeds from sale of U.S. Government securities ...............           -0-        500,000
      Business acquisitions ..........................................       (49,742)           -0-
      Proceeds from sales of investments .............................       354,932            -0-
      Loss on sale of investment .....................................        14,816            -0-
      Purchases of property and equipment ............................        (6,968)        (3,000)
                                                                         -----------    -----------
Net cash provided by investing activities ............................       313,038      1,776,891
                                                                         -----------    -----------

Net (decrease) increase in cash and cash equivalents .................      (236,258)     1,403,420
Cash and cash equivalents, beginning of year .........................       258,102         32,447
                                                                         -----------    -----------
Cash and cash equivalents, end of period .............................   $    21,844    $ 1,435,867
                                                                         ===========    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for income taxes .....................................   $     5,875    $     9,258
                                                                         ===========    ===========
      Cash paid for interest .........................................   $       912    $     1,602
                                                                         ===========    ===========



Non-Cash Disclosures:

      In 2002, the Company issued to members of its Board of Advisors warrants to purchase 20,000 shares of the Company's common stock in consideration of professional services valued at $11,233 utilizing the Black-Scholes option pricing model.



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

      For the three months ended March 31, 2002 and March 31, 2001, respectively, the basic and diluted weighted average common shares outstanding were 4,703,544 and 3,923,544. As of March 31, 2002, there were 2,123,600 outstanding stock options issued to employees, officers and Directors of the Company as well 2,881,500 warrants issued to employees, Directors and non-employees which were excluded from the calculation of diluted net loss per share for the period because the effect would be antidilutive.

(3)  RELATED PARTY TRANSACTIONS:

      As of March 31, 2002, the Company had advanced $355,022 to TechTron, Inc. ("TechTron") net of repayments. Most of the outstanding shares of TechTron are owned by Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., a Director of the Company and Steven L. Trenk, Chief Executive Officer of the Company (collectively "Certain Executive Officers"). The Company obtained from TechTron promissory notes in a principal amount equal to the aggregate amount of the advances, the majority of which bear interest at a rate of 8% per annum and are payable upon demand.

      In connection with the Company's acquisition of majority interests in its fuel cell subsidiaries (See Note 4 to the Consolidated Financial Statements), the Company issued a promissory note in the principal amount of $725,866, which was assigned to TechTron (the "TechTron Note"). The TechTron Note was issued in connection with the Company's purchase and cancellation of certain notes of Fuel Cell Companies, Inc. ("FCCI") which were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The TechTron Note bears an interest rate of 8% and was due and payable on or before October 29, 2001. TechTron has agreed to extend the due date of the TechTron Note to December 31, 2002. Amounts due from TechTron have been offset to amounts due to TechTron as of March 31, 2002 and December 31, 2001 in the accompanying Consolidated Balance Sheet.

      On January 29, 1998 the Company received approximately $2,665,000 from Upper Manhattan Dialysis Center, Inc. ("UMDC"), a former consulting customer of the Company, in connection with UMDC's sale of substantially all of its assets to Renal Research Institute, LLC ("RRI"). In April 2001, the Company received an additional payment of $600,000 from UMDC as repayment of all remaining amounts due from UMDC as well as amounts assigned to the Company by Certain Executive Officers. Accordingly, the Company recorded $600,000 in additional revenues related to payments from UMDC not previously recorded as receivables due to realization uncertainties. In April 2002, the Company received an additional payment of $150,000 from UMDC assigned to the Company by Certain Executive Officers. The Company recorded this payment as additional revenues from UMDC as of March 31, 2002. Such revenues are included in income from discontinued operations. No future payments are anticipated from UMDC.

(4) FUEL CELL COMPANY ACQUISITIONS:

      The Company and Fuel Cell Companies, Inc., a privately held Nevada corporation ("FCCI"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company was to merge a wholly-owned subsidiary of the Company with and into FCCI in a stock-for- stock transaction (the "Merger"). The Merger Agreement was terminated as discussed below.

      The Company acquired certain assets of FCCI including FCCI's equity interests in SOFC Energy, Inc. ("SOFC Energy"), Micro Fuel Cell Systems, Inc. ("MFCS") and Clean Power Industries, Inc. (" CPI") both by foreclosing upon the collateral securing certain notes of FCCI and in connection with the Exchange Agreement discussed below. The Company purchased and canceled notes (the "FCCI Notes") of FCCI for loans in the aggregate principal amount of $700,000, together with accrued interest thereon. The FCCI Notes were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The loans to FCCI were made by a New York lender (the "Lender") in which the Company's Chairman is a founding partner. The Company issued to the Lender a promissory note in the principal amount of $725,866, representing principal plus accrued interest on the FCCI Notes as of the date of the transaction. The promissory note has an interest rate of 8% and was due and payable on or before October 29, 2001. In connection with the transaction, the Lender assigned all of its interest in the promissory note to TechTron (the "TechTron Note"). TechTron has agreed to extend the due date of the TechTron Note to December 31, 2002.

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

      SOFC Energy was a company strategically partnered with Adelan, Ltd. ("Adelan"), which is located in Birmingham, England. SOFC Energy is a Solid Oxide Fuel Cell commercialization company that is developing proprietary systems and products related to the portable, automotive, residential, and commercial sectors utilizing Adelan's Solid Oxide Fuel Cell technology. As a result of the strategic relationship with Adelan, SOFC Energy held worldwide exclusive rights to all exploitation of Adelan's Solid Oxide Fuel Cell technologies related to Adelan's Solid Oxide Fuel Cell fuel processing and its patents pending. Early commercialization applications where Solid Oxide Fuel Cells are expected to find dominant and competitive positions include portable power systems and auxiliary power units for trucks, automobiles and recreational vehicles.

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

      Pursuant to the Exchange Agreement, the Company issued 780,000 shares of its common stock to FCCI with an approximate value of $1,021,800, or $1.31 per share, which was the fair market value of the Company's common stock on the date of the transaction. The 780,000 shares represent consideration paid by the Company to secure the additional equity interests in SOFC Energy and MFCS held by FCCI's executive officers and to secure certain non-competition covenants of FCCI and its executive officers and agreements necessary for the Company to properly consummate the transaction. In addition, the Company recorded $691,018 in capitalized transaction costs relating to the transaction through March 31, 2002.

      The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of the respective periods:

                                                   Three Months Ended
                                            March 31, 2002      March 31, 2001

Revenues                                     $    257,761         $    330,298
Loss from continuing operations              $   (860,475)        $   (609,477)

Pro forma loss per share                             (.18)                (.13)
                                             ============         ============


      The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the respective periods.

(5) NEW ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2002, the Company adopted SFAS No. 142. This accounting standard requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write- down of goodwill value is charged to results of operations as a cumulative change in accounting principle upon the adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. The adoption of SFAS No. 142 eliminated $8,036 in amortization of goodwill for the three months ended March 31, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

      Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001.

      Valet-USA, Inc. ("Valet"), a wholly-owned subsidiary of TechSys, Inc. (the "Company"), provides dry cleaning services primarily to the hospitality industry in the Phoenix, Arizona area. As of March 31, 2002, Valet provided employee, guest, drapery and linen dry cleaning services to approximately 130 hotel customers in the Phoenix area. Valet currently operates a single plant and drop store from a leased location. The results of the terrorist events of September 11, 2001 have adversely effected the travel and related industries and have negatively impacted the Company's hospitality dry cleaning business. Several hotels serviced by Valet have filed for Chapter 11 Bankruptcy. In addition, Valet has seen a 25% decrease in revenues from September 11, 2001 through March 31, 2002 as compared to the same period for the previous years. The Company believes that this decrease in revenues is directly attributable to the terrorist events of September 11, 2001.

      In August 2001, the Company acquired certain assets of Fuel Cell Companies, Inc. ("FCCI") including FCCI's equity interests in SOFC Energy, Inc. ("SOFC Energy"), Micro Fuel Cell Systems, Inc. ("MFCS") and Clean Power Industries, Inc. (" CPI"). The Company acquired approximately 77%, 90% and 100% of the outstanding equity of MFCS, SOFC Energy and CPI, respectively. As a result of the Company's acquisition of majority interests in MFCS, SOFC Energy and CPI, the Company is in the fuel cell technology development business. In connection with this acquisition, the Company purchased and canceled notes (the "FCCI Notes") of FCCI for loans in the aggregate principal amount of $700,000, together with accrued interest thereon. The FCCI Notes were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The loans to FCCI were made by a New York lender (the "Lender") in which the Company's Chairman is a founding partner. The Company issued to the Lender a promissory note in the principal amount of $725,866, representing principal plus accrued interest on the FCCI Notes as of the date of the transaction. The promissory note has an interest rate of 8% and was due and payable on or before October 29, 2001. In connection with the transaction, the Lender assigned all of its interest in the promissory note to TechTron (the "TechTron Note"). TechTron has agreed to extend the due date of the TechTron Note to December 31, 2002.

      REVENUES

      The Company's dry cleaning operation revenues were $257,761 and $330,298 for the three months ended March 31, 2002 and 2001, respectively. Of these amounts, approximately $214,968 and $281,247 or 83% and 85% in 2002 and 2001, respectively, related to dry cleaning services provided to hotel customers. The remaining $42,793 and $49,051 in 2002 and 2001, respectively, related to retail dry cleaning services. The decrease of $72,537 relates directly to the terrorist events of September 11, 2001 and their adverse impact on the hospitality industry serviced by Valet. The Company anticipates that hotels will continue to be the major source of dry cleaning revenue.

      For the three months ended March 31, 2002 and 2001, respectively, the Company recorded $150,000 and $600,000 in additional revenues related to payments from Upper Manhattan Dialysis Center, Inc. ("UMDC") not previously recorded due to realization uncertainties. Such amount has been included in income from discontinued operations in the accompanying Consolidated Statements of Operations.

      COST OF SERVICES

      Cost of services was $185,319 and $251,274 or 72% and 76% of revenues attributable to the Company's dry cleaning business in 2002 and 2001, respectively. Cost of services is mostly comprised of $129,193 and $175,447 in salaries and other payroll expenses as well as $24,569 and $30,501 for supplies for the three months ended March 31, 2002 and 2001, respectively. The decrease of $65,955 is related primarily to the corresponding decrease in revenues for the period as well as a decrease in salaries and other payroll expenses from a reduction in staff.

      GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses totaled $435,619 for the three months ended March 31, 2002, as compared with $509,852 for the three months ended March 31, 2001. The decrease of $74,233 is related primarily to decreased occupancy expenses due to the Company sharing office space and associated costs during the period ended March 31, 2001.

      RESEARCH AND DEVELOPMENT

      The Company's fuel cell operation research and development costs for the three months ended March 31, 2002 totaled $484,603. There were no such expenses in 2001 due to the Company's fuel cell subsidiaries being acquired in the third quarter of 2001. Payments made by the Company to Adelan and JPL under their respective agreements totaled $200,000 and $100,000, respectively. In addition, the Company granted common stock and warrants to Adelan valued at $184,603.

      DEPRECIATION AND AMORTIZATION EXPENSE

      Depreciation and amortization expense for the three months ended March 31, 2002 and 2001 totaled $22,390 and $18,196, respectively, of which $3,928 and $1,650 is included in cost of services. The increase of $4,194 relates primarily to the amortization of certain intangible assets acquired by the Company in connection with its fuel cell subsidiary acquisitions.

      INTEREST INCOME, NET

      Net interest income was $5,767 and $15,260 for the three months ended March 31, 2002 and 2001, respectively. The decrease of $9,493 relates to the decrease in cash and cash equivalents available for investment by the Company.

      INCOME TAXES

      All of the Company's deferred tax assets as of March 31, 2002 have been offset by a valuation allowance as a result of the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

      The Company experienced a negative net cash flow of $236,258 for the three months ended March 31, 2002. Net cash used in operating activities of $549,296 related primarily to the Company's net loss of $710,475. Net cash provided by investing activities of $313,038 reflects proceeds from the sale of the Company's investments offset by additional acquisition costs incurred by the Company in connection with the acquisition of its fuel cell subsidiaries.

      As of March 31, 2002, the Company had advanced $355,022 to TechTron, Inc. ("TechTron") net of repayments. Most of the outstanding shares of TechTron are owned by Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., a director of the Company and Steven L. Trenk, Chief Executive Officer of the Company. The Company obtained from TechTron promissory notes in a principal amount equal to the aggregate amount of the advances, the majority of which bear interest at a rate of 8% per annum and are payable upon demand.

      In connection with the Company's acquisition of majority interest in its fuel cell subsidiaries (See Note 4 to the Consolidated Financial Statements), the Company issued a promissory note in the principal amount of $725,866 which was assigned to TechTron (the "TechTron Note"). The TechTron Note was issued in connection with the Company's purchase and cancellation of certain notes of Fuel Cell Companies, Inc. ("FCCI") from TechTron which were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The TechTron Note has an interest rate of 8% and was due and payable on or before October 29, 2001. TechTron has agreed to extend the due date on the TechTron Note to December 31, 2002. Amounts due from TechTron have been offset against amounts due to TechTron as of March 31, 2002 and December 31, 2001 in the accompanying Consolidated Balance Sheet.

      On April 20, 2000, MFCS entered into an agreement with the Jet Propulsion Laboratory ("JPL") to fund certain work to be performed by JPL through its Technology Affiliates Program, pursuant to a National Aeronautics and Space Administration ("NASA") task order (the "JPL Task Plan"). In connection with the agreement, JPL and certain individuals of JPL were issued approximately 9% of the currently outstanding common stock of MFCS. Funding requirements for the projects are based on periodic costs as incurred. The total estimated funding requirement for the projects to be completed by JPL are estimated to be approximately $1,700,000. The Company has provided $200,000 in funding to JPL pursuant to the JPL Task Plan from the date of the Company's acquisition of its majority interest in MFCS through March 31, 2002. Payments made by MFCS to JPL prior to the Company's acquisition of MFCS aggregated $494,000.

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

     On January 20, 2001, SOFC Energy entered into a license agreement (the "Adelan Agreement") whereby SOFC Energy was granted exclusive and irrevocable worldwide license to the existing patented inventions of Adelan, Ltd. ("Adelan") in return for providing certain funding for the further development and commercialization of Adelan's inventions. As part of the Adelan Agreement, approximately 10% of the outstanding common stock of SOFC Energy was issued to Adelan. Under the Adelan Agreement, SOFC Energy was required to fund the research and development projects and the development of licensed products by Adelan with quarterly payments aggregating $1,500,000 beginning April 1, 2001. The first quarterly installment of $375,000 due under the agreement was made by SOFC Energy. The Company provided an additional $520,000 in funding to Adelan through December 31, 2001 and an additional $120,000 in funding through March 31, 2002 pursuant to the Adelan Agreement.

      In January 2002, the Company and SOFC Energy received a notification of default from Adelan for failure to provide developmental funding under the Adelan Agreement. At the time of the notification, $230,000 of accrued payments not made as of December 31, 2002 and $375,000 representing amounts due January 1, 2002 for the first quarter of 2002, were due to Adelan under the Adelan Agreement. SOFC Energy failed to cure the default and the Adelan Agreement terminated on February 10, 2002.

      On February 27, 2002, the Company and Freedom Cell Power Corp., ("Freedom") a wholly-owned subsidiary of the Company, entered into a license agreement with Adelan (the "Freedom License Agreement") by which Freedom acquired substantially the same rights and privileges previously granted to SOFC Energy pursuant to the Adelan Agreement. Freedom is required to fund the research and development projects and the development of licensed products by Adelan by making weekly payments commencing February 28, 2002 of $20,000 through March 31, 2002, $100,000 for each of the three months ended June 30, 2002 and monthly payments of $125,000 for each of the six months ended December 31, 2002. Additionally, Adelan is to receive 200,000 shares of the Company's common stock valued at $130,000, or .65 a share which was the fair market value of the Company's stock on the measurement date and a warrant to purchase an additional 100,000 shares of common stock with an exercise price of $1.00 valued at $54,603 utilizing the Black-Scholes Option pricing model. At Adelan's request, as of
May 15, 2002, the common stock and warrant have been issued to Adelan by the Company. The Company expects to issue the shares and warrants to Adelan by June 30, 2002 and has accrued $184,603 in additional Research and Development costs in the accompanying Consolidated Balance Sheet. As of March 31, 2002, the Company provided $80,000 in funding to Adelan under the Freedom License Agreement.
                                       11

      The former management of SOFC Energy, a Nevada corporation that was formerly partnered with Adelan, attempted to enter into a sublicensing arrangement with SOFC Energy in connection with the License Agreement, dated as of January 21, 2001, by and between SOFC Energy and Adelan (the "SOFC License Agreement"), by utilizing FCCI and other entities controlled solely by the former management of SOFC Energy. However, current management of SOFC Energy declared the sublicensing arrangements void under Nevada law.

      On March 1, 2002, in exchange for the release of any and all claims and liens that it may have the right to assert against the Company, the Company agreed to grant FCCI, Fuel Cell Planet, and the former management of SOFC Energy certain territorial sublicense agreements in connection with the Freedom License Agreement. (See Part II. Item 1 -- Legal Proceedings).

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

      In April 2002, the Company received $100,000 representing an equity investment by an individual unrelated third party investor. The terms of the investment are still being negotiated by the Company. In addition, the Company received $125,000 from TechTron, Inc. The Company will need to obtain additional financing to fund the Company's acquired fuel cell subsidiary operations. Although the Company is actively pursuing such financing, there can be no assurance that the Company will be able to obtain adequate financing on terms acceptable to the Company. The Company expects that its cash and cash equivalents will be sufficient to fund the Company's operations through May 31, 2002.

      In 1999, the Company arranged for a $250,000 line of credit for Valet to fund its daily operations. The line bears interest at a rate of 8% per annum and is payable on demand. The line of credit is with a company owned by the Chairman of the Company. As of March 31, 2002, $147,500 of debt availability remained on the line of credit.

      On January 29, 1998, the Company received approximately $2,665,000 from Upper Manhattan Dialysis Center, Inc. ("UMDC") a former consulting customer of the Company, in connection with UMDC's sale of substantially all of its assets to Renal Research Institute, LLC ("RRI"). In April 2002 and April 2001, respectively, the Company received additional payments of $150,000 and $600,000 from UMDC representing repayment of all remaining amounts due from UMDC as well as amounts assigned to the Company by Certain Executive Officers. Accordingly, as of March 31, 2002 and March 31, 2001 respectively, the Company recorded $150,000 and $600,000 in additional revenues related to payments from UMDC in 2002 and 2001 not previously recorded as receivables due to realization uncertainties. Such revenues are included in income from discontinued operations.

SUBSEQUENT EVENT

      On April 8, 2002, the Company received a letter from Nasdaq indicating that the Company is not in compliance with the minimum equity and net tangible assets standards for continued listing on the Nasdaq Small Cap Market set forth in Marketplace Rule 4310 (c) (2) (B). The Company has chosen to appeal the Nasdaq Staffing determination relating to continued listing pursuant to Marketplace Rule 4815 (b).

PART II

ITEM 1 - LEGAL PROCEEDINGS

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

      In December 2001, former management of SOFC Energy, Inc. ("SOFC Energy") filed, but did not serve, a complaint in the State of New York seeking to invalidate a portion of the Exchange Agreement among the Company, Fuel Cell Companies, Inc. and certain executive officers of Fuel Cell Companies, Inc. ("FCCI"). On December 17, 2001, SOFC Energy and the Company commenced an action in the State of New Jersey against FCCI, Fuel Cell Planet ("FCP"), and former management of SOFC Energy seeking a judgment declaring void all agreements in connection with sublicense arrangements entered into by former management on behalf of SOFC Energy. Service of process in connection with the New Jersey action was effected. The defendants did not file an Answer.

      On March 1, 2002, the parties entered into a settlement agreement (the "Settlement Agreement"). Under the Settlement Agreement, in exchange for the release of any and all claims and liens that they may have the right to assert against the Company, the Company agreed to grant FCCI, FCP and the former management of SOFC Energy certain territorial sublicense agreements in connection with the license agreement, dated as of February 27, 2002, by and among the Company and Freedom Cell Power Corp., a wholly-owned subsidiary of the Company, and Adelan Limited. The matter is now closed.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 None.

            (b) No Reports on Form 8-K were filed by the Company during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TECHSYS, INC.

Date:         May 15, 2002                  By:  STEVEN L. TRENK

                                            ---------------------------------
                                            Steven L. Trenk
                                            Chief Executive Officer


Date:         May 15, 2002                 By:  MARK N. RAAB

                                           ----------------------------------
                                           Mark N. Raab
                                           Chief Financial Officer
                                           (Principal Financial Officer)