Form 10QSB
period 2002-06-30
TECHSYS INC
filed 2002-08-14
CIK 922488

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended    JUNE 30, 2002
                                ------------------------------------------------


                                     - OR -

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from                    to
                                ------------------    --------------------------

 Commission File Number                 0-24542
                         ------------------------------------------

                                  TECHSYS, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             NEW JERSEY                                  22-3276736
 ----------------------------------               ---------------------------
 (State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

       147 COLUMBIA TURNPIKE
    FLORHAM PARK, NEW JERSEY                                   07932
 ---------------------------------                ----------------------------
 (Address of Principal Executive Offices)                    Zip Code

 Registrant's Telephone Number, Including Area Code      (973) 236-1919
                                                    ---------------------------

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

 Applicable only to corporate issuers.

 Shares outstanding as of August 7, 2002, 5,003,544 shares of common stock, no par value.

      Transitional Small Business Disclosure Format:   Yes ____   No     X
                                                                      -------

                                  TECHSYS, INC.

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION

     Item 1.  Financial Statements.............................................2

              Consolidated Balance Sheets
              as of June 30, 2002 (unaudited)
              and December 31, 2001............................................2

              Consolidated Statements of Operations and Accumulated Deficit
              for the Three and Six Months Ended
              June 30, 2002 (unaudited) and
              June 30, 2001 (unaudited)........................................3

              Consolidated Statements of Cash Flows
              for the Six Months Ended
              June 30, 2002 (unaudited) and
              June 30, 2001 (unaudited)........................................4

              Notes to Consolidated Financial Statements (unaudited)...........5

     Item 2.  Management's Discussion and Analysis or Plan of Operation........8

PART II.      OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.................................14

SIGNATURES ...................................................................15

                         TECHSYS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                  JUNE 30, 2002

           This Report on Form 10-QSB contains "forward-looking statements" that are based on management's assumptions, estimates and projections. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward- looking statements as a result of various factors, including, without limitation, the uncertainty of the Company's ability to raise funds necessary to continue its fuel cell business, to succeed in its business strategy to develop power cell technologies, acquire companies in the technology industry, increase the number of commercial hotels serviced by its dry cleaning business, sell licenses and generate revenue and maintain its listing on the Nasdaq Small Cap market. Such factors are described under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business" in the Company's Form 10-KSB, as amended, filed with the Securities and Exchange Commission on April 10, 2002.

PART I.  FINANCIAL INFORMATION

           The comparative consolidated statements of operations, balance sheets and statements of cash flows for TechSys, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

           The consolidated financial statements and accompanying financial information for the three and six month periods ended June 30, 2002 and June 30, 2001 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form 10-KSB, as amended, filed with the Securities and Exchange Commission.





                         TECHSYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                     JUNE 30, 2002  DEC. 31, 2001
                                                                           -------------  -------------
                                                                             (UNAUDITED)

Current Assets:
Cash and cash equivalents ..............................................   $      9,781    $    258,102
Investments ............................................................            -0-         354,932
Accounts receivable, less allowance for doubtful accounts of $23,838
      at June 30, 2002 and $25,925 at December 31, 2001 ................         77,721          73,209
Amounts due from officer ...............................................        295,000         295,000
Other current assets ...................................................         23,655          41,437
                                                                           ------------    ------------
      Total current assets .............................................        406,157       1,022,680
Investment in Technology Keiretsu, LLC .................................        265,800         265,800
Property and equipment, at cost, less accumulated depreciation .........         85,697         112,425
Goodwill and other intangibles, less accumulated amortization ..........      1,507,925       1,467,695
Other assets ...........................................................         92,596          89,448
                                                                           ------------    ------------
                                                                           $  2,358,175    $  2,958,048
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit .........................................................   $    102,500    $    102,500
Notes payable to affiliate, net ........................................        655,844         370,844
Accounts payable .......................................................      1,003,711         651,309
Accrued expenses .......................................................        197,270         313,682
                                                                           ------------    ------------
         Total current liabilities .....................................      1,959,325       1,438,335
                                                                           ------------    ------------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding           --              --
Common stock, no par value, 20,000,000 shares authorized,
      5,003,544 and 4,703,544 outstanding at
       June 30, 2002 and December 31, 2001, respectively ...............      9,787,079       9,557,079
Paid-in capital ........................................................      2,286,735       2,220,899
Accumulated deficit ....................................................    (10,829,131)     (9,397,616)
Other comprehensive loss ...............................................            -0-         (14,816)
Subscription receivable ................................................       (845,833)       (845,833)
                                                                           ------------    ------------
      Total stockholders' equity .......................................        398,850       1,519,713
                                                                           ------------    ------------
                                                                           $  2,358,175    $  2,958,048
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





                         TECHSYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                    Three Months Ended              Six Months Ended
                                               JUNE 30, 2002   JUNE 30, 2001  JUNE 30, 2002    JUNE 30, 2001
                                               -------------   -------------  -------------    -------------
Revenues from continuing operations
     Dry cleaning services .................   $    193,173    $    273,657    $    450,934    $    603,955
     Consulting services ...................            -0-          47,223             -0-          47,223
                                               ------------    ------------    ------------    ------------
                                                    193,173         320,880         450,934         651,178

Costs of services ..........................        157,349         249,793         340,464         504,017
General and administrative expenses ........        403,463         409,935         839,081         919,788
Research and development ...................        335,000             -0-         819,603             -0-
Depreciation and amortization ..............         18,454          13,595          39,121          27,191
Interest income, net .......................            (53)        (22,212)         (5,820)        (37,473)
                                               ------------    ------------    ------------    ------------
Total costs and expenses ...................        914,213         651,111       2,032,449       1,413,523
                                               ------------    ------------    ------------    ------------

Loss from continuing operations ............       (721,040)       (330,231)     (1,581,515)       (762,345)

Benefit for income taxes ...................            -0-             -0-         (56,625)       (226,500)

Loss from operations .......................       (721,040)       (330,231)     (1,524,890)       (535,845)

Income from discontinued operations,
     less applicable income taxes of $56,625
     and $226,500 for the six months ended
     June 30, 2002 and 2001, respectively ..            -0-             -0-          93,375         373,500
                                               ------------    ------------    ------------    ------------

Net (loss) income ..........................       (721,040)       (330,231)     (1,431,515)       (162,345)

Accumulated deficit
     Beginning of period ...................    (10,108,091)     (5,154,999)     (9,397,616)     (5,322,885)
                                               ------------    ------------    ------------    ------------
     End of period .........................   $(10,829,131)   $ (5,485,230)   $(10,829,131)   $ (5,485,230)
                                               ============    ============    ============    ============

Basic and diluted (loss) income per share:
     Continuing operations .................   $       (.15)   $       (.08)   $       (.32)   $       (.14)
     Discontinued operations ...............            -0-             -0-             .02             .10
                                               ------------    ------------    ------------    ------------
     Net (loss) income per share ...........   $       (.15)   $       (.08)   $       (.30)   $       (.04)
                                               ============    ============    ============    ============

Basic and diluted weighted average shares
     outstanding ...........................      4,706,841       3,923,544       4,705,201       3,923,544
                                               ============    ============    ============    ============



         The accompanying notes to consolidated financial statements are an integral part of these statements.




                         TECHSYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                             2002           2001
                                                                         -------------   ------------
                                                                          (unaudited)    (unaudited)
Cash Flows From Operating Activities:
      Net loss .......................................................   $(1,431,515)   $  (162,345)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization ..................................        42,860         35,919
       Income from discontinued operations ...........................      (150,000)      (600,000)
      Stock based compensation expense ...............................       195,836            -0-
      Changes in operating assets and liabilities, net of effects from acquisition of businesses:
             Accounts receivable .....................................        (4,512)         2,926
             Other assets ............................................        14,634       (249,305)
             Accounts payable ........................................       352,402         88,536
             Accrued expenses ........................................      (116,412)        45,442
                                                                         -----------    -----------
Net cash used in operating activities ................................    (1,096,707)      (838,827)
                                                                         -----------    -----------

Cash Flows From Investing Activities:
      Amounts repaid by consulting customers .........................       150,000      1,879,891
      Loans from affiliate ...........................................       285,000            -0-
      Proceeds from private placement ................................       100,000            -0-
      Business acquisitions ..........................................       (56,880)           -0-
      Proceeds from sale of U.S. Government securities ...............           -0-        500,000
      Proceeds from sales of investments .............................       354,932            -0-
      Loss on sale of investment .....................................        14,816            -0-
      Purchases of property and equipment ............................       (16,784)        (4,256)
      Sale of property and equipment .................................        17,302            -0-
                                                                         -----------    -----------
Net cash provided by investing activities ............................       848,386      2,375,635
                                                                         -----------    -----------

Net (decrease) increase in cash and cash equivalents .................      (248,321)     1,536,808
Cash and cash equivalents, beginning of year .........................       258,102         32,447
                                                                         -----------    -----------
Cash and cash equivalents, end of period .............................   $     9,781    $ 1,569,255
                                                                         ===========    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for income taxes .....................................   $     8,255    $     9,258
                                                                         ===========    ===========
      Cash paid for interest .........................................   $     3,285    $     3,326
                                                                         ===========    ===========


Non-Cash Disclosures:

      In 2002, the Company issued warrants to purchase 20,000 shares of the Company's common stock to members of its Board of Advisors in consideration of professional services valued at $11,233 utilizing the Black-Scholes option pricing model.

      In 2002, the Company issued to Adelan, Ltd. 200,000 shares of the Company's stock valued at $130,000 and a warrant to purchase 100,000 shares of the Company's common stock valued at $54,603 utilizing the Black-Scholes option pricing model.

      In 2002, the Company completed a private placement of 100,000 shares of its common stock to an unrelated third- party equity investor for a purchase price of $100,000.




           The accompanying notes to consolidated financial statements are an integral part of these statements.
                                        4

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

(2) GOING CONCERN:

      The accompanying consolidated interim financial statements have been prepared assuming the Company is a going concern which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company achieving profitable operations.

(3) LOSS PER SHARE:

      Basic loss per share represents net loss divided by the weighted average shares outstanding. Diluted loss per share represents net loss divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding stock options and warrants, if dilutive.

      For the three and six months ended June 30, 2002, the basic and diluted weighted average common shares outstanding were 4,706,841 and 4,705,201, respectively. For the three and six months ended June 30, 2001, the basic and diluted weighted average common shares outstanding were 3,923,544. As of June 30, 2002, there were 2,116,100 outstanding stock options issued to employees, officers and Directors of the Company as well 2,981,500 warrants issued to employees, Directors and non- employees which were excluded from the calculation of diluted net loss per share for the period because the effect would be antidilutive.

(4)  RELATED PARTY TRANSACTIONS:

      As of June 30, 2002, the Company had advanced an aggregate of $355,022 to Gold Crown Insurance, Ltd. ("Gold Crown") formerly TechTron, Inc. ("TechTron"), net of repayments. Most of the outstanding shares of Gold Crown are owned by Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., a Director of the Company and Steven L. Trenk, Chief Executive Officer and a Director of the Company (collectively "Certain Executive Officers"). The Company obtained promissory notes from Gold Crown in a principal amount equal to the aggregate amount of the advances, the majority of which bear interest at a rate of 8% per annum and are payable upon demand.

      In connection with the Company's acquisition of majority interests in its fuel cell subsidiaries (See Note 5 to the Consolidated Financial Statements), the Company issued a promissory note in the principal amount of $725,866, which was assigned to Gold Crown (the "Gold Crown Note"). The Gold Crown Note was issued in connection with the Company's purchase and cancellation of certain notes of Fuel Cell Companies, Inc. ("FCCI") which were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The Gold Crown Note bears an interest rate of 8% and was due and payable on or before October 29, 2001. Gold Crown has agreed to extend the maturity date of the Gold Crown Note to December 31, 2002.

      As of June 30, 2002, Gold Crown had advanced $285,000 to the Company to fund the Company's operations. The Company issued a promissory note to Gold Crown in the principal amount equal to the aggregate amount of the advances. The promissory note bears interest at a rate of 8% per annum and is payable upon demand. The note is secured by the Company's majority interests in its fuel cell subsidiaries and certain other assets. Amounts due from Gold Crown have been offset to amounts due to Gold Crown as of June 30, 2002 and December 31, 2001 in the accompanying Consolidated Balance Sheets.

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

(5) FUEL CELL COMPANY ACQUISITIONS:

      The Company and Fuel Cell Companies, Inc., a privately held Nevada corporation ("FCCI"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company was to merge a wholly-owned subsidiary of the Company with and into FCCI in a stock-for- stock transaction (the "Merger"). The Merger Agreement was terminated as discussed below.

      The Company acquired certain assets of FCCI including FCCI's equity interests in SOFC Energy, Inc. ("SOFC Energy"), Micro Fuel Cell Systems, Inc. ("MFCS") and Clean Power Industries, Inc. (" CPI") both by foreclosing upon the collateral securing certain notes of FCCI and in connection with the Exchange Agreement discussed below. The Company purchased and canceled notes (the "FCCI Notes") of FCCI for loans in the aggregate principal amount of $700,000, together with accrued interest thereon. The FCCI Notes were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The loans to FCCI were made by a New York lender (the "Lender") in which the Company's Chairman is a founding partner. The Company issued to the Lender a promissory note in the principal amount of $725,866, representing principal plus accrued interest on the FCCI Notes as of the date of the transaction. The promissory note has an interest rate of 8% and was due and payable on or before October 29, 2001. In connection with the transaction, the Lender assigned all of its interest in the promissory note to Gold Crown (the "Gold Crown Note"). Gold Crown has agreed to extend the maturity date of the Gold Crown Note to December 31, 2002.

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

      SOFC Energy was a company strategically partnered with Adelan, Ltd. ("Adelan"), which is located in Birmingham, England. SOFC Energy, a Solid Oxide Fuel Cell commercialization company, developed proprietary systems and products related to the portable, automotive, residential, and commercial sectors utilizing Adelan's Solid Oxide Fuel Cell technology. As a result of the strategic relationship with Adelan, SOFC Energy held worldwide exclusive rights to all exploitation of Adelan's Solid Oxide Fuel Cell technologies related to Adelan's Solid Oxide Fuel Cell fuel processing and its patents pending. Early commercialization applications where Solid Oxide Fuel Cells are expected to find dominant and competitive positions include portable power systems and auxiliary power units for trucks, automobiles and recreational vehicles.

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

      Pursuant to the Exchange Agreement, the Company issued 780,000 shares of its common stock to FCCI with an approximate value of $1,021,800, or $1.31 per share, which was the fair market value of the Company's common stock on the date of the transaction. The 780,000 shares represent consideration paid by the Company to secure the additional equity interests in SOFC Energy and MFCS held by FCCI's executive officers and to secure certain non-competition covenants of FCCI and its executive officers and agreements necessary for the Company to properly consummate the transaction. The Company recorded $698,155 in capitalized transaction costs relating to the transaction through June 30, 2002.

      The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of the respective periods:

                                                        Six Months Ended
                                                June 30, 2002      June 30, 2001

Revenues .................................       $   450,934        $   651,178
Loss from continuing operations ..........       $(1,581,515)       $(1,029,260)

Pro forma loss per share .................       $      (.34)       $      (.22)
                                                 ===========        ===========

      The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the respective periods.

(6) NEW ACCOUNTING PRONOUNCEMENTS:

      Effective January 1, 2002, the Company adopted SFAS No. 142. This accounting standard requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write- down of goodwill value is charged to results of operations as a cumulative change in accounting principle upon the adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. The adoption of SFAS No. 142 eliminated $16,072 in amortization of goodwill for the six months ended June 30, 2002.

(7) OTHER ITEMS:

      On April 8, 2002, the Company received a letter from Nasdaq indicating that the Company is not in compliance with the minimum equity and net tangible assets standards for continued listing on the Nasdaq Small Cap Market set forth in Marketplace Rule 4310 (c) (2) (B). The Company appealed the Nasdaq Staffing determination relating to continued listing pursuant to Marketplace Rule 4815
(b) and was granted a temporary exception from the minimum equity standard subject to meeting certain conditions. As of August 15, 2002, the Company has not met these conditions.

(8)   SUBSEQUENT EVENTS:

      On July 19, 2002, the Company signed an agreement to sell substantially all of the assets of its subsidiary, Valet-USA's dry cleaning operation. Consummation of the transaction is dependent upon the successful assumption of certain liabilities by the purchaser. The Company expects to complete the sale of its dry cleaning operation by September 30, 2002. No assurance can be given that the contingencies to the sale will be met and that the transaction will be consummated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

      Six Months Ended June 30, 2002 Compared with Six Months Ended June 30,
2001.

      Valet-USA, Inc. ("Valet"), a wholly-owned subsidiary of TechSys, Inc. (the "Company"), provides dry cleaning services primarily to the hospitality industry in the Phoenix, Arizona area. As of June 30, 2002, Valet provided employee, guest, drapery and linen dry cleaning services to approximately 117 hotel customers in the Phoenix area. Valet currently operates a single plant and drop store from a leased location. The results of the terrorist events of September 11, 2001 have adversely effected the travel and related industries and have negatively impacted the Company's hospitality dry cleaning business. Several hotels serviced by Valet have filed for Chapter 11 Bankruptcy. Valet has seen a 29% decrease in revenues from September 11, 2001 through June 30, 2002 as compared to the same period for the previous year. The Company believes that this decrease in revenues is in part attributable to the terrorist events of September 11, 2001.

      On July 19, 2002, the Company signed an agreement to sell substantially all of the assets of its subsidiary, Valet-USA's dry cleaning operation. Consummation of the transaction is dependent upon the successful assumption of certain liabilities by the purchaser. The Company expects to complete the sale of its dry cleaning operation by September 30, 2002. No assurance can be given that the contingencies to the sale will be met and that the transaction will be consummated.

           In August 2001, the Company acquired certain assets of Fuel Cell Companies, Inc. ("FCCI") including FCCI's equity interests in SOFC Energy, Inc. ("SOFC Energy"), Micro Fuel Cell Systems, Inc. ("MFCS") and Clean Power Industries, Inc. (" CPI"). The Company acquired approximately 77%, 90% and 100% of the outstanding equity of MFCS, SOFC Energy and CPI, respectively. As a result of the Company's acquisition of majority interests in MFCS, SOFC Energy and CPI, the Company is in the fuel cell technology development business. In connection with this acquisition, the Company purchased and canceled notes (the "FCCI Notes") of FCCI for loans in the aggregate principal amount of $700,000, together with accrued interest thereon. The FCCI Notes were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The loans to FCCI were made by a New York lender (the "Lender") in which the Company's Chairman is a founding partner. The Company issued to the Lender a promissory note in the principal amount of $725,866, representing principal plus accrued interest on the FCCI Notes as of the date of the transaction. The promissory note has an interest rate of 8% and was due and payable on or before October 29, 2001. In connection with the transaction, the Lender assigned all of its interest in the promissory note (the "Gold Crown Note") to Gold Crown Insurance, Ltd. ("Gold Crown") formerly TechTron, Inc. Most of the outstanding shares of Gold Crown are owned by Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., a Director of the Company and Steven L. Trenk, Chief Executive Officer and a Director of the Company (collectively "Certain Executive Officers").Gold Crown has agreed to extend the due date of the Gold Crown Note to December 31, 2002.

      REVENUES

      The Company's dry cleaning operation revenues were $450,934 and $603,955 for the six months ended June 30, 2002 and 2001, respectively. Of these amounts, approximately $363,792 and $509,121 or 81% and 84% in 2002 and 2001,
respectively, related to dry cleaning services provided to hotel customers. The remaining $87,142 and $94,834 in 2002 and 2001, respectively, related to retail dry cleaning services. The decrease of $153,021 relates in part to the terrorist events of September 11, 2001 and their adverse impact on the hospitality industry serviced by Valet and a general down turn in the economy. The Company anticipates that hotels will continue to be the major source of dry cleaning revenue.
                                        9

      For the six months ended June 30, 2002 and 2001, respectively, the Company recorded $150,000 and $600,000 in additional revenues related to payments from Upper Manhattan Dialysis Center, Inc. ("UMDC") not previously recorded due to realization uncertainties. Such amount has been included in income from discontinued operations in the accompanying Consolidated Statements of Operations.

      COST OF SERVICES

      Cost of services was $340,464 and $504,017 or 76% and 83% of revenues attributable to the Company's dry cleaning business in 2002 and 2001, respectively. Cost of services is mostly comprised of $238,626 and $345,909 in salaries and other payroll expenses as well as $40,267 and $60,157 for supplies for the six months ended June 30, 2002 and 2001, respectively. The decrease of $163,553 is related primarily to the corresponding decrease in revenues for the period as well as a decrease in salaries and other payroll expenses from a reduction in staff.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses totaled $839,081 for the six months ended June 30, 2002, as compared to $919,788 for the six months ended June 30, 2001. The decrease of $80,707 is related primarily to the reversal in 2002 of certain expenses accrued by the Company.

      RESEARCH AND DEVELOPMENT

      The Company's fuel cell operation research and development costs for the six months ended June 30, 2002 totaled $819,603. There were no such expenses in the six months ended June 30, 2001 due to the Company's fuel cell subsidiaries being acquired in the third quarter of 2001. Payments made by the Company to Adelan and JPL, each as hereafter defined, under their respective agreements totaled $445,000 and $190,000, respectively. In addition, the Company granted common stock and warrants to Adelan valued at $184,603.

      DEPRECIATION AND AMORTIZATION EXPENSE

      Depreciation and amortization expense for the six months ended June 30, 2002 and 2001 totaled $42,860 and $35,919, respectively, of which $3,739 and $8,728 is included in cost of services. The increase of $6,941 relates primarily to the amortization of certain intangible assets acquired by the Company in connection with its fuel cell subsidiary acquisitions.

      INTEREST INCOME, NET

      Net interest income was $5,820 and $37,473 for the six months ended June 30, 2002 and 2001, respectively. The decrease of $31,653 relates to the decrease in cash and cash equivalents available for investment by the Company.

      INCOME TAXES

      All of the Company's deferred tax assets as of June 30, 2002 have been offset by a valuation allowance as a result of the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

      The Company experienced a negative net cash flow of $248,321 for the six months ended June 30, 2002. Net cash used in operating activities of $1,096,707 related primarily to the Company's net loss of $1,431,515. Net cash provided by investing activities of $848,386 reflects proceeds from the sale of the Company's investments of $354,932, amounts received from the Company's former consulting customer of $150,000, $285,000 advanced to the Company by Gold Crown and $100,000 representing proceeds from a private placement of the Company's common stock.

      As of June 30, 2002, the Company had advanced $355,022 to Gold Crown, net of repayments. Most of the outstanding shares of Gold Crown are owned by Alvin
S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., a Director of the Company and Steven L. Trenk, Chief Executive Officer of the Company. The Company obtained promissory notes from Gold Crown in a principal amount equal to the aggregate amount of the advances, the majority of which bear interest at a rate of 8% per annum and are payable upon demand.

      In connection with the Company's acquisition of majority interests in its fuel cell subsidiaries (See Note 5 to the Consolidated Financial Statements), the Company issued a promissory note in the principal amount of $725,866 which was assigned to Gold Crown (the "Gold Crown Note"). The Gold Crown Note was issued in connection with the Company's purchase and cancellation of certain notes of Fuel Cell Companies, Inc. ("FCCI") from Gold Crown which were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The Gold Crown Note has an interest rate of 8% and was due and payable on or before October 29, 2001. Gold Crown has agreed to extend the maturity date on the Gold Crown Note to December 31, 2002.

      As of June 30, 2002, Gold Crown had advanced $285,000 to the Company to fund the Company's operations. The Company issued a promissory note to Gold Crown in the principal amount equal to the aggregate amount of the advances. The promissory note bears interest at a rate of 8% per annum and is payable upon demand. The note is secured by the Company's majority interests in its fuel cell subsidiaries and certain other assets. Amounts due from Gold Crown have been offset against amounts due to Gold Crown as of June 30, 2002 and December 31, 2001 in the accompanying Consolidated Balance Sheets.

      On April 20, 2000, MFCS entered into an agreement with the Jet Propulsion Laboratory ("JPL") to fund certain work to be performed by JPL through its Technology Affiliates Program, pursuant to a National Aeronautics and Space Administration ("NASA") task order (the "JPL Task Plan"). In connection with the agreement, JPL and certain individuals of JPL were issued approximately 9% of the currently outstanding common stock of MFCS. Funding requirements for the projects are based on periodic costs as incurred. The total estimated funding requirement for the projects to be completed by JPL are estimated to be approximately $1,700,000. The Company has provided $290,000 in funding to JPL pursuant to the JPL Task Plan from the date of the Company's acquisition of its majority interest in MFCS through June 30, 2002. Payments made by MFCS to JPL prior to the Company's acquisition of MFCS aggregated $494,000.

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

      On January 20, 2001, SOFC Energy entered into a license agreement (the "Adelan Agreement") whereby SOFC Energy was granted exclusive and irrevocable worldwide license to the existing patented inventions of Adelan, Ltd. ("Adelan") in return for providing certain funding for the further development and commercialization of Adelan's inventions. As part of the Adelan Agreement, approximately 10% of the outstanding common stock of SOFC Energy was issued to Adelan. Under the Adelan Agreement, SOFC Energy was required to fund the research and development projects and the development of licensed products by Adelan with quarterly payments aggregating $1,500,000 beginning April 1, 2001. The first quarterly installment of $375,000 due under the agreement was made by SOFC Energy. The Company provided an additional $520,000 in funding to Adelan through December 31, 2001 and an additional $120,000 in funding through June 30, 2002 pursuant to the Adelan Agreement.

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

      On February 27, 2002, the Company and Freedom Cell Power Corp., ("Freedom") a wholly-owned subsidiary of the Company, entered into a license agreement with Adelan (the "Freedom License Agreement") by which Freedom acquired substantially the same rights and privileges previously granted to SOFC Energy pursuant to the Adelan Agreement. Freedom was required to fund the research and development projects and the development of licensed products by Adelan by making weekly payments commencing February 28, 2002 of $20,000 through June 30, 2002, $100,000 for each of the three months ended June 30, 2002 and monthly payments of $125,000 for each of the six months ended December 31, 2002. Additionally, Adelan received 200,000 shares of the Company's common stock valued at $130,000, or $0.65 a share which was the fair market value of the Company's stock on the measurement date and a warrant to purchase an additional 100,000 shares of common stock with an exercise price of $1.00 valued at $54,603 utilizing the Black-Scholes Option pricing model. As of June 30, 2002, the Company provided $325,000 in funding to Adelan under the Freedom License Agreement.

      On June 27, 2002, the Company and Adelan agreed to modify the terms of the Freedom License agreement as to amount and timing of payments to Adelan. Beginning July 8, 2002, the Company is required to fund Adelan's operations with bi-weekly payments of $30,000. The Company will continue to fund Adelan's operations with bi-weekly payments of $30,000 through the earlier of Adelan's reaching certain targets as established by the Company or until such time as the Company receives additional financing.

      Freedom, through its strategic partnership with Adelan, is developing proprietary systems and products related to the portable, automotive, residential and commercial sectors utilizing Adelan's Solid Oxide Fuel Cell technology. Early commercial applications where Solid Oxide Fuel cells are expected to find dominant and competitive positions include stationary power systems and auxiliary power units for trucks, automobiles and recreational vehicles.

      In April 2002, the Company received $100,000 from an individual unrelated third-party investor in exchange for 100,000 shares of the Company's common stock. The Company received an aggregate of $285,000 in secured loans from Gold Crown to fund the Company's operations through June 30, 2002. The Company will need to obtain additional financing to fund the Company's fuel cell subsidiary operations. Although the Company is actively pursuing such financing, there can be no assurance that the Company will be able to obtain adequate financing on terms acceptable to the Company. The Company is currently exploring all alternative options available to the Company relative to its fuel cell subsidiary operations. The Company's operations are currently being funded by Gold Crown. There can be no assurance that Gold Crown will continue to fund the Company's operations.

           The accompanying consolidated interim financial statements have been prepared assuming the Company is a going concern which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent on the Company achieving profitable as a going concern.

      In 1999, the Company arranged for a $250,000 line of credit for Valet to fund its daily operations. The line bears interest at a rate of 8% per annum and is payable on demand. The line of credit is with a company owned by the Chairman of the Company. As of June 30, 2002, $147,500 of debt availability remained on the line of credit.

      On January 29, 1998, the Company received approximately $2,665,000 from Upper Manhattan Dialysis Center, Inc. ("UMDC"), a former consulting customer of the Company, in connection with UMDC's sale of substantially all of its assets to Renal Research Institute, LLC ("RRI"). In April 2002 and April 2001, respectively, the Company received additional payments of $150,000 and $600,000 from UMDC representing repayment of all remaining amounts due from UMDC as well as amounts assigned to the Company by Certain Executive Officers. Accordingly, as of June 30, 2002 and June 30, 2001 respectively, the Company recorded $150,000 and $600,000 in additional revenues related to payments from UMDC in 2002 and 2001 not previously recorded as receivables due to realization uncertainties. Such revenues are included in income from discontinued operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                  None

           (b) No Reports on Form 8-K were filed by the Company during the quarter for which this report on Form 10-QSB is filed.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TECHSYS, INC.

Date:  August 14, 2002       By: STEVEN L. TRENK
                                 ----------------------------------
                                 Steven L. Trenk
                                 Chief Executive Officer


Date:  August  14, 2002      By: MARK N. RAAB
                                 ----------------------------------
                                 Mark N. Raab
                                 Chief Financial Officer
                                 (Principal Financial Officer)