Form 10QSB
period 2002-09-30
TECHSYS INC
filed 2002-11-13
CIK 922488

FORM 10_QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended    SEPTEMBER 30, 2002
                                     -------------------------------------------


                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                   to
                                     ----------------   -----------------------


      Commission File Number                 0-24542
                             ------------------------------------------

                                    TECHSYS, INC.
                (Exact Name of Registrant as Specified in Its Charter)

                  NEW JERSEY                           22-3276736
----------------------------------------  -------------------------------------
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

            459 Mountain Boulevard
               WATCHUNG, NEW JERSEY                        07060
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)            Zip Code


Registrant's Telephone Number, Including Area Code         (973) 236-1919
                                                   -----------------------------




              Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report:

            147 Columbia Turnpike, Florham Park, New Jersey 07932

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


Shares outstanding as of October 8, 2002, 4,883,544 shares of common stock, no par value.

      Transitional Small Business Disclosure Format:   Yes ____   No     X
                                                                      -------

                                  TECHSYS, INC.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements ........................................... 2

              Consolidated Balance Sheets
              as of September 30, 2002 (unaudited)
              and December 31, 2001 .......................................... 3

              Consolidated Statements of Operations and Accumulated Deficit
              for the Three and Nine Months Ended
              September 30, 2002 (unaudited) and
              September 30, 2001 (unaudited) ................................. 4

              Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2002 (unaudited) and September 30, 2001
              (unaudited) .................................................... 5

              Notes to Consolidated Financial Statements (unaudited).......... 7

     Item 2.  Management's Discussion and Analysis or Plan of Operation  .... 11

     Item 3.  Controls and Procedures ....................................... 18

PART II.      OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K  ..............................19

SIGNATURES .................................................................. 20

CERTIFICATIONS .............................................................. 21

                         TECHSYS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                               SEPTEMBER 30, 2002

           This Report on Form 10-QSB contains "forward-looking statements" that are based on management's assumptions, estimates and projections. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors, including, without limitation, the uncertainty of the Company's ability to raise funds necessary to continue to operate its business, to succeed in its business strategy to develop power cell technologies, acquire companies in the technology industry and sell licenses and generate revenue from its fuel cell business. Such factors are described under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business" in the Company's Form 10-KSB, as amended, filed with the Securities and Exchange Commission on April 10, 2002.

PART I.  FINANCIAL INFORMATION

           The comparative consolidated statements of operations, balance sheets and statements of cash flows for TechSys, Inc. and Subsidiaries (the "Company") are presented with management's discussion and analysis of material changes in operations on the pages which follow.

           The consolidated financial statements and accompanying financial information for the three and nine month periods ended September 30, 2002 and September 30, 2001 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim consolidated financial statements and the related notes should be read in conjunction with the notes to the consolidated financial statements of the Company included in its Form 10_KSB, as amended, filed with the Securities and Exchange Commission.


                         TECHSYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                   SEPT. 30, 2002     DEC. 31, 2001
                                                                         --------------     -------------
                                                                            (UNAUDITED)

Current Assets:
Cash and cash equivalents ..............................................   $        -0-    $    258,102
Investments ............................................................            -0-         354,932
Accounts receivable, less allowance for doubtful accounts of $24,424
      at September 30, 2002 and $25,925 at December 31, 2001 ...........         30,445          73,209
Amounts due from officer ...............................................            -0-         295,000
Other current assets ...................................................          9,181          41,437
                                                                           ------------    ------------

      Total current assets .............................................         39,626       1,022,680
Investment in Technology Keiretsu, LLC .................................        265,800         265,800
Property and equipment, at cost, less accumulated depreciation .........         11,592         112,425
Goodwill and other intangibles, less accumulated amortization ..........        819,819       1,467,695
Other assets ...........................................................         56,656          89,448
                                                                           ------------    ------------
                                                                           $  1,193,493    $  2,958,048
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit .........................................................   $     52,800    $    102,500
Notes payable to affiliate, net ........................................        589,144         370,844
Accounts payable .......................................................      1,040,073         651,309
Accrued expenses .......................................................        342,270         313,682
                                                                           ------------    ------------
         Total current liabilities .....................................      2,024,287       1,438,335
                                                                           ------------    ------------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding           --              --
Common stock, no par value, 20,000,000 shares authorized,
      4,883,544 and 4,703,544 outstanding at
       September 30, 2002 and December 31, 2001, respectively ..........      9,657,079       9,557,079
Paid-in capital ........................................................      2,232,132       2,220,899
Accumulated deficit ....................................................    (11,874,172)     (9,397,616)
Other comprehensive loss ...............................................            -0-         (14,816)
Subscription receivable ................................................       (845,833)       (845,833)
                                                                           ------------    ------------
      Total stockholders' equity .......................................       (830,794)      1,519,713
                                                                           ------------    ------------
                                                                           $  1,193,493    $  2,958,048
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




                         TECHSYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPT. 30, 2002    SEPT. 30, 2001  SEPT. 30, 2002  SEPT. 30, 2001
                                                           --------------    --------------  --------------  --------------
 Revenues from continuing operations
     Dry cleaning services ..............................   $    123,914    $    209,806         574,848    $    813,761
     Consulting services ................................            -0-             -0-             -0-          47,223
                                                             ------------    ------------    ------------    -------------
                                                                 123,914         209,806         574,848         860,984

Costs of services .......................................        112,514         214,960         452,977         718,977
General and administrative expenses .....................        411,427         734,152       1,250,518       1,653,940
Research and development ................................        (91,803)        425,000         727,800         425,000
Write-off of goodwill and other intangibles .............        576,478             -0-         576,478             -0-
Depreciation and amortization ...........................         13,386          19,145          52,508          46,336
Impairment of investment ................................            -0-         799,451             -0-         799,451
Loss on sale of business ................................        146,953             -0-         146,953             -0-
Interest income, net ....................................            -0-       (108,194)          (5,830)       (145,667)
Write-off of in-process research and development
    acquired ............................................            -0-      1,010,000             -0-        1,010,000
                                                            ------------    -----------    ------------    -------------
Total costs and expenses ................................      1,168,955       3,094,514       3,201,404       4,508,037
                                                            ------------    ------------    ------------    -------------

Loss from continuing operations .........................     (1,045,041)     (2,884,708)     (2,626,556)     (3,647,053)

Benefit for income taxes ................................            -0-             -0-         (56,625)       (226,500)

Loss from operations ....................................     (1,045,041)     (2,884,708)     (2,569,931)     (3,420,553)

Income from discontinued operations, less applicable
  income taxes of $56,625 and $226,500 for the nine
  months ended September 30,  2002 and 2001, respectively            -0-             -0-          93,375          373,500
                                                            ------------    ------------    ------------    -------------

Net loss ................................................     (1,045,041)     (2,884,708)     (2,476,556)     (3,047,053)

Accumulated deficit
     Beginning of period ................................    (10,829,131)     (5,485,230)     (9,397,616)     (5,322,885)
                                                            ------------    ------------    ------------    -------------
     End of period ......................................   $(11,874,172)   $ (8,369,938)   $(11,874,172)   $ (8,369,938)
                                                            ============    ============    ============    =============

Basic and diluted (loss) income per share:
     Continuing operations ..............................   $       (.21)   $       (.65)   $       (.54)   $       (.83)
     Discontinued operations ............................             -0-             -0-            .02             .09
                                                            ------------    ------------    ------------    -------------
     Net loss per share .................................   $       (.21)   $       (.65)   $       (.52)   $        (.74)
                                                            ============    ============    ============    =============

Basic and diluted weighted average shares
     outstanding ........................................      4,992,675       4,449,196       4,802,079       4,100,687
                                                            ============    ============    ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these statements.




                         TECHSYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED SEPT. 30,
                                                                            2002            2001
                                                                        --------------  -------------
                                                                         (unaudited)     (unaudited)
Cash Flows From Operating Activities:
      Net loss .......................................................   $(2,476,556)   $(3,047,053)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization ..................................        58,007         58,943
      Provision for doubtful accounts ................................         3,758          4,880
      Impairment of investment .......................................           -0-        799,451
      Income from discontinued operations ............................      (150,000)      (600,000)
      Assignment of notes receivable .................................       295,000            -0-
      Stock based compensation expense ...............................        11,233        224,317
      Sale of business ...............................................      (196,953)           -0-
      Write-off of in-process research and development
          acquired ...................................................           -0-      1,010,000
      Write-off of goodwill and other intangibles ....................       576,478            -0-
      Changes in operating assets and liabilities, net of effects from acquisition/sale of businesses:
             Accounts receivable .....................................        49,018          6,769
             Other assets ............................................        65,048        205,940
             Accounts payable ........................................       396,914        247,788
             Accrued expenses ........................................        28,578        122,230
                                                                         -----------    -----------
Net cash used in operating activities ................................    (1,339,475)      (966,735)
                                                                         -----------    -----------

Cash Flows From Investing Activities:
      Repayment of notes receivable ..................................           -0-        527,000
      Amounts repaid by consulting customers .........................       150,000      1,879,891
      Loans from affiliate ...........................................       513,300            -0-
      Business acquisitions ..........................................       (57,913)      (440,732)
      Proceeds from sale of business .................................        50,000            -0-
      Proceeds from sale of U.S. Government securities ...............           -0-        500,000
      Proceeds from sales of investments .............................       354,932            -0-
      Loss on sale of investment .....................................        14,816            -0-
      Purchases of property and equipment ............................       (11,364)        (5,911)
      Repayments from officer ........................................           -0-         35,000
      Sale of property and equipment .................................        17,302            -0-
                                                                         -----------    -----------
Net cash provided by investing activities ............................     1,031,073      2,495,248
                                                                         -----------    -----------

Cash Flows from Financing Activities:
      Repayment of amounts due under line of credit ..................       (49,700)          -0-
      Proceeds from private placement ................................       100,000           -0-
                                                                         -----------    -----------
Net Proceeds provided by financing activities ........................        50,300           -0-
                                                                         -----------    -----------

Net (decrease) increase in cash and cash equivalents .................      (258,102)     1,528,513
Cash and cash equivalents, beginning of year .........................       258,102         32,447
                                                                         -----------    -----------
Cash and cash equivalents, end of period .............................   $       -0-    $ 1,560,960
                                                                         ===========    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for income taxes .....................................   $    10,913    $     9,863
                                                                         ===========    ===========
      Cash paid for interest .........................................   $     4,114    $     4,414
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

      In 2002, the Company completed a private placement of 100,000 shares of its common stock to an unrelated third-party equity investor for a purchase price of $100,000.

      In 2002, the Company assigned its interests in promissory notes with an outstanding principal balance of $295,000 in exchange for a corresponding reduction in amounts due affiliates.

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

(2) GOING CONCERN:

           The accompanying consolidated interim financial statements have been prepared assuming the Company is a going concern which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company raising capital or achieving profitable operations.

(3) LOSS PER SHARE:

           Basic loss per share represents net loss divided by the weighted average shares outstanding. Diluted loss per share represents net loss divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding stock options and warrants, if dilutive.

           For the three and nine months ended September 30, 2002, the basic and diluted weighted average common shares outstanding were 4,992,675 and 4,802,079, respectively. For the three and nine months ended September 30, 2001, the basic and diluted weighted average common shares outstanding were 4,449,196 and 4,100,687, respectively. As of September 30, 2002, there were 2,116,100 outstanding stock options issued to employees, officers and Directors of the Company as well 2,794,000 warrants issued to employees, Directors and non-employees which were excluded from the calculation of diluted net loss per share for the period because the effect would be antidilutive.

(4)  RELATED PARTY TRANSACTIONS:

           As of September 30, 2002, the Company had advanced an aggregate of $355,022 to Gold Crown Insurance, Ltd. ("Gold Crown") formerly TechTron, Inc. ("TechTron"), net of repayments. Most of the outstanding shares of Gold Crown are owned by Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., a Director of the Company and Steven L. Trenk, Chief Executive Officer and a Director of the Company (collectively "Certain Executive Officers"). The Company obtained promissory notes from Gold Crown in a principal amount equal to the aggregate amount of the advances, the majority of which bear interest at a rate of 8% per annum and are payable upon demand.

           In connection with the Company's acquisition of majority interests in its fuel cell subsidiaries (See Note 6 to the Consolidated Financial Statements), the Company issued a promissory note in the principal amount of $725,866, which was assigned to Gold Crown (the "Gold Crown Note"). The

Gold Crown Note was issued in connection with the Company's purchase and cancellation of certain notes of Fuel Cell Companies, Inc. ("FCCI") which were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The Gold Crown Note bears an interest rate of 8% and was due and payable on or before October 29, 2001. Gold Crown has agreed to extend the maturity date of the Gold Crown Note to December 31, 2002.

           As of September 30, 2002, Gold Crown had advanced $513,300 to the Company to fund the Company's operations. The Company issued promissory notes to Gold Crown in the principal amount equal to the aggregate amount of the advances. The promissory notes bear interest at a rate of 8% per annum and are payable upon demand. The notes are secured by the Company's majority interests in its fuel cell subsidiaries and certain other assets.

           In 1998 and 1997, respectively, the Company loaned $350,000 and $35,000 to the Company's Chief Executive Officer. The Company's Chief Executive Officer executed promissory notes for these advances, the majority of notes bearing interest at a rate imputed by the Internal Revenue Service for instruments having a majority of one or more years (4.33% to 5.58%). The Company subsequently received principal payments aggregating $90,000 as partial repayment of principal amounts due the Company under the promissory notes. In September 2002, Gold Crown agreed to accept the promissory notes as partial repayment by the Company of amounts due on the Gold Crown Note. As a result, the Company assigned all of its interest in the promissory notes to Gold Crown. Amounts due from Gold Crown have been offset to amounts due to Gold Crown as of September 30, 2002 and December 31, 2001 in the accompanying Consolidated Balance Sheets.

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

(5) SALE OF DRY CLEANING BUSINESS:

           On September 17, 2002, the Company sold substantially all of the assets of its subsidiary dry cleaning operations to SLF Enterprises, Inc. ("SLF") an Arizona corporation. The Company did not sell Valet's cash and hospitality business accounts receivable. Net proceeds from the sale were $49,700 in cash, which was paid directly to its line of credit lender, which held a security interest in the assets included in the sale.

           In connection with the transaction, SLF issued a promissory note in the amount of $30,500 to a company owned by the Chairman of the Company. This promissory note was issued as repayment of amounts paid by the Chairman's company to purchase automobiles on behalf of SLF that were financed by Valet.

           The Company recognized a net loss from the sale of business related to this transaction of $146,953 which represents the cash consideration of $50,000 less net fixed assets of $71,906, $6,454 of non-excluded business assets, write-off of net goodwill of $107,143 and $11,450 in expenses relating to the transaction.

(6) FUEL CELL COMPANY ACQUISITIONS:

           The Company and Fuel Cell Companies, Inc., a privately held Nevada corporation ("FCCI"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company was to merge a wholly-owned subsidiary of the Company with and into FCCI in a stock-for-stock transaction (the "Merger"). The Merger Agreement was terminated as discussed below.

           The Company acquired certain assets of FCCI including FCCI's equity interests in SOFC Energy, Inc. ("SOFC Energy"), Micro Fuel Cell Systems, Inc. ("MFCS") and Clean Power Industries, Inc. (" CPI") both by foreclosing upon the collateral securing certain notes of FCCI and in connection with the Exchange Agreement discussed below. The Company purchased and canceled notes (the "FCCI Notes") of FCCI for loans in the aggregate principal amount of $700,000, together with accrued interest thereon. The FCCI Notes were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The loans to FCCI were made by a New York lender (the "Lender") of which the Company's Chairman is a founding partner. The Company issued to the Lender a promissory note in the principal amount of $725,866, representing principal plus accrued interest on the FCCI Notes as of the date of the transaction. The promissory note has an interest rate of 8% and was due and payable on or before October 29, 2001. In connection with the transaction, the Lender assigned all of its interest in the promissory note to Gold Crown (the "Gold Crown Note"). Gold Crown has agreed to extend the maturity date of the Gold Crown Note to December 31, 2002.

           On August 2, 2001, the Company, FCCI and certain executive officers of FCCI entered into an Exchange Agreement dated July 31, 2001 (the "Exchange Agreement") pursuant to which the Merger Agreement was terminated by mutual consent and the Company acquired certain assets of FCCI including the capital stock of MFCS, SOFC Energy and CPI owned by FCCI including all such capital stock previously owned, directly or indirectly, by the executive officers of FCCI, representing approximately 77%, 90% and 100% of the outstanding equity of MFCS, SOFC Energy and CPI, respectively. In October 2002, the Company converted payments made by the Company to JPL (hereafter defined) on MFCS's behalf to additional equity in MFCS. As a result, the Company increased its ownership in MFCS from 77% to 91% of the outstanding equity of MFCS. As a result of the Company's acquisition of majority interests in MFCS, SOFC Energy and CPI, the Company is in the fuel cell technology development business.

           SOFC Energy was a company strategically partnered with Adelan, Ltd. ("Adelan"), which is located in Birmingham, England. SOFC Energy, a Solid Oxide Fuel Cell commercialization company, developed proprietary systems and products related to the portable, automotive, residential, and commercial sectors utilizing Adelan's Solid Oxide Fuel Cell technology. As a result of the strategic relationship with Adelan, SOFC Energy held worldwide exclusive rights to all exploitation of Adelan's Solid Oxide Fuel Cell technologies related to Adelan's Solid Oxide Fuel Cell fuel processing and its patents pending. Early commercialization applications where Solid Oxide Fuel Cells are expected to find dominant and competitive positions include portable and stationary power systems and auxiliary power units for trucks, automobiles and recreational vehicles.

           MFCS is a company enrolled in the Technology Affiliates Program with the California Institute of Technology ("CalTech"), and the Jet Propulsion Laboratory ("JPL"), a federally funded research and development facility managed by CalTech for the National Aeronautics and Space Administration ("NASA"). As a result of the affiliate relationships with JPL and CalTech, MFCS holds exclusive rights to all exploitation of the micro DMFC technologies that are currently patent pending to JPL and CalTech. To date, JPL and CalTech have filed the first patent for micro DMFC related technologies and processes. Micro DMFCs produce electricity from the simple components of methanol, water and air. The DMFC converts the energy in methanol into an electric current, and will be used to power portable electronic devices such as laptop computers, cell phones, PDAs and other small electronic communication and entertainment devices.

           Pursuant to the Exchange Agreement, the Company issued 780,000 shares of its common stock to FCCI with an approximate value of $1,021,800, or $1.31 per share, which was the fair market value of the Company's common stock on the date of the transaction. The 780,000 shares represent consideration paid by the Company to secure the additional equity interests in SOFC Energy and MFCS held by FCCI's executive officers and to secure certain non-competition covenants of FCCI and its executive officers and agreements necessary for the Company to properly consummate the transaction. The Company recorded $699,188 in capitalized transaction costs relating to the transaction through September 30, 2002.

           The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of the respective periods:

                                                     Nine Months Ended
                                             Sept. 30, 2002     Sept. 30, 2001

Revenues                                      $    574,848       $    860,984
Loss from continuing operations               $ (2,626,556)      $ (2,516,772)

Pro forma loss per share                      $       (.55)      $       (.54)
                                              ============       ============

           The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the respective periods.

(7) NEW ACCOUNTING PRONOUNCEMENTS:

           Effective January 1, 2002, the Company adopted SFAS No. 142. This accounting standard requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill value is charged to results of operations as a cumulative change in accounting principle upon the adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. The adoption of SFAS No. 142 eliminated $22,796 in amortization of goodwill in 2002 relating to its subsidiary dry cleaning operation. In connection with the Company's sale of its subsidiary dry cleaning operations in September, 2002, the Company wrote-off $107,143 of remaining goodwill associated with the business.

(8)   TRANSFER OF RIGHTS:

           On August 20, 2002, the Company signed an agreement (the "Agreement") with an unrelated third party ("Purchaser") whereby the Company agreed to transfer the Company's interests in its technology rights under the Freedom License Agreement (herewith defined) to the Purchaser in exchange for a percentage share of future revenues derived from the Adelan technology. In connection with the Agreement, the Purchaser made an initial payment of $30,000 to the Company to be paid by the Company to Adelan under the terms of the Freedom License Agreement. This payment was treated as an advance payment against future revenues due the Company under the Agreement. In connection with the Agreement, the Purchaser assumed responsibility for the development and funding of the research and development work performed by Adelan. The Agreement is subject to the preparation and execution of definitive documents.

           On September 17, 2002, the Company and Adelan terminated the agreement between the Company's subsidiary Freedom Cell Power Corp. and Adelan, (the "Freedom License Agreement") by mutual consent and agreed to the distribution of certain intellectual property rights between Adelan and the Company. As a result of the termination of the Company's contractual relationship with Adelan, the Company wrote-off $576,478 in net goodwill and other intangibles associated with the Company's original purchase of SOFC Energy, Inc. in July 2001.

(9) OTHER ITEMS:

           On April 8, 2002, the Company received a letter from Nasdaq indicating that the Company was not in compliance with the minimum equity and net tangible assets standards for continued listing on the Nasdaq Small Cap Market set forth in Marketplace Rule 4310 (c) (2) (B). The Company appealed the Nasdaq Staffing determination relating to continued listing pursuant to Marketplace Rule 4815 (b) and was granted a temporary exception from the minimum equity standard subject to meeting certain conditions. On August 28, 2002, the Company's stock began trading on the OTC Bulletin Board.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

           Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001.

           Valet-USA, Inc. ("Valet"), a wholly-owned subsidiary of TechSys, Inc. (the "Company"), provided dry cleaning services primarily to the hospitality industry in the Phoenix, Arizona area. A general downturn in the economy as well as the results of the terrorist events of September 11, 2001 adversely effected the travel and related industries and negatively impacted the Company's hospitality dry cleaning business. As a result, Valet's hospitality dry cleaning operations revenue decreased by 33% for the nine months ended September 30, 2002 as compared to the same period in 2001.

           On September 17, 2002, the Company sold substantially all of the assets of its subsidiary dry cleaning operation to SLF Enterprises, Inc. ("SLF"), an Arizona Corporation. The Company did not sell Valet's cash and hospitality business accounts receivable. Net proceeds from the sale were $49,700 in cash, which was paid directly to Valet's line of credit lender, which held a security interest in the assets included in the sale.

           In connection with the transaction, SLF issued a promissory note in the amount of $30,500 to a company owned by the Chairman of the Company. This promissory note was issued as repayment of amounts paid by the Chairman's company to purchase automobiles on behalf of SLF that were financed by Valet.

           The Company recognized a net loss from the sale of business related to this transaction of $146,953, which represents the cash consideration of $50,000 less net fixed assets of $71,906, $6,454 of non-excluded business assets, write-off of net goodwill of $107,143 and $11,450 in expenses relating to the transaction.

           In August 2001, the Company acquired certain assets of Fuel Cell Companies, Inc. ("FCCI") including FCCI's equity interests in SOFC Energy, Inc. ("SOFC Energy"), Micro Fuel Cell Systems, Inc. ("MFCS") and Clean Power Industries, Inc. ("CPI"). The Company acquired approximately 77%, 90% and 100% of the outstanding equity of MFCS, SOFC Energy and CPI, respectively. As a result of the Company's acquisition of majority interests in MFCS, SOFC Energy and CPI, the Company is in the fuel cell technology development business. In connection with this acquisition, the Company purchased and canceled notes (the "FCCI Notes") of FCCI for loans in the aggregate principal amount of $700,000, together with accrued interest thereon. The FCCI Notes were secured by FCCI's interests in its former subsidiaries and certain other assets of FCCI. The loans to FCCI were made by a New York lender (the "Lender") in which the Company's Chairman is a founding partner. The Company issued to the Lender a promissory note in the principal amount of $725,866, representing principal plus accrued interest on the FCCI Notes as of the date of the transaction. The promissory note has an interest rate of 8% and was due and payable on or before October 29, 2001. In connection with the transaction, the Lender assigned all of its interest in the promissory note (the "Gold Crown Note") to Gold Crown Insurance, Ltd. ("Gold Crown") formerly TechTron, Inc. Most of the outstanding shares of Gold Crown are owned by Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., a Director of the Company and Steven L. Trenk, Chief Executive Officer and a Director of the Company (collectively "Certain Executive Officers"). Gold Crown has agreed to extend the due date of the Gold Crown Note to December 31, 2002.

           REVENUES

           The Company's dry cleaning operation revenues were $574,848 and $813,761 for the nine months ended September 30, 2002 and 2001, respectively. Of these amounts, approximately $456,865 and $679,677 or 79% and 84% in 2002 and 2001, respectively, related to dry cleaning services provided to hotel customers. The remaining $117,983 and $134,084 in 2002 and 2001, respectively, related to retail dry cleaning services. The decrease of $238,913 relates in part to the terrorist events of September 11, 2001 and their adverse impact on the hospitality industry serviced by Valet, a general down turn in the economy as well as the sale of the Company's dry cleaning operations on September 17, 2002. With the sale of the Company's dry cleaning operations, the Company does not presently have continuing operations that provide the Company with revenues.

           For the nine months ended September 30, 2002 and 2001, respectively, the Company recorded $150,000 and $600,000 in additional revenues related to payments from Upper Manhattan Dialysis Center, Inc. ("UMDC") not previously recorded due to realization uncertainties. Such amounts have been included in income from discontinued operations in the accompanying Consolidated Statements of Operations.

           COST OF SERVICES

           Cost of services was $452,977 and $718,977 or 79% and 88% of revenues attributable to the Company's dry cleaning business in 2002 and 2001, respectively. Cost of services is mostly comprised of $315,014 and $497,879 in salaries and other payroll expenses as well as $51,587 and $80,376 for supplies for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $266,000 is related primarily to the corresponding decrease in revenues for the period, a decrease in salaries and other payroll expenses from a reduction in staff as well as the sale of the Company's dry cleaning operation on September 17, 2002.

           GENERAL AND ADMINISTRATIVE EXPENSES

           General and administrative expenses totaled $1,250,518 for the nine months ended September 30, 2002, as compared to $1,653,940 for the nine months ended September 30, 2001. The decrease of $403,422 is related primarily to the reversal in 2002 of certain expenses accrued by the Company as well as the value of warrants issued in 2001 to outside consultants in consideration of professional services valued at $125,279.

           RESEARCH AND DEVELOPMENT

           The Company's fuel cell operation research and development costs for the nine months ended September 30, 2002 totaled $727,800 as compared to $425,000 for the period of acquisition through September 30, 2001. Payments made by the Company to Adelan and JPL in 2002, each as hereafter defined, under their respective agreements totaled $537,800 and $190,000, respectively. In addition, the Company granted common stock and warrants to Adelan in 2002 valued at $184,603. These shares and warrants were subsequently returned to the Company by Adelan, canceled and the charges relating to their issuance reversed.

           WRITE-OFF OF GOODWILL AND OTHER INTANGIBLES

           On September 17, 2002, the Company and Adelan terminated the Freedom License Agreement by mutual consent. As a result, the Company recorded a charge of $576,478 representing the value of goodwill and other intangibles associated with the Company's original purchase of SOFC Energy, Inc. in July 2001.

           DEPRECIATION AND AMORTIZATION EXPENSE

           Depreciation and amortization expense for the nine months ended September 30, 2002 and 2001 totaled $58,007 and $58,943, respectively, of which $5,499 and $12,607 is included in cost of services.

           IMPAIRMENT OF INVESTMENT

           In 2001, the Company recorded an impairment charge of $799,451 relating to its 3% equity interest in Technology Keiretsu, LLC ("TK"). The charge was recorded by the Company based on analysis of current market conditions and discussions with TK management.

           LOSS OF SALE OF BUSINESS

           The Company recognized a net loss from the sale of its subsidiary dry cleaning operation of $146,953 representing $50,000 cash consideration less the value of net fixed assets of $71,906, $6,454 of non-excluded business assets, write-off of net goodwill of $107,143 and $11,450 in expenses relating to the transaction.

           INTEREST INCOME, NET

           Net interest income was $5,830 and $145,667 for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $139,837 relates to the decrease in cash and cash equivalents available for investment by the Company.

           WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT ACQUIRED

           The Company recorded $1,010,000 of in-process research and development costs in 2001 in connection with the Company's acquisition of majority interests in MFCS and SOFC Energy. The value of the in-process research and development acquired was based on an analysis performed by the Company's third party valuation consultant.

           INCOME TAXES

           All of the Company's deferred tax assets as of September 30, 2002 have been offset by a valuation allowance as a result of the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

      The Company experienced a negative net cash flow of $258,102 for the nine months ended September 30, 2002. Net cash used in operating activities of $1,339,475 related primarily to the Company's net loss of $2,476,556 offset by a write-off of goodwill and other intangibles of $576,478 relating to the termination of the Freedom License Agreement with Adelan. Net cash provided by investing activities of $1,031,073 reflects proceeds from the sale of the Company's investments of $354,932, amounts received from the Company's former consulting customer of $150,000 and $513,300 advanced to the Company by Gold Crown. Net cash provided by financing activities of $50,300 related to $100,000 representing proceeds from a private placement of the Company's common stock offset by $49,700 in payments of amounts due on Valet's line of credit.

           On September 17, 2002, the Company sold substantially all of the assets of its subsidiary dry cleaning operations to SLF Enterprises, Inc. ("SLF"), an Arizona Corporation. The Company did not sell Valet's cash and hospitality accounts receivable. Net proceeds from the sale were $49,700 in cash, which was paid directly to Valet's line of credit lender which held a security interest in the assets included in the sale.

           In connection with the transaction, SLF issued a promissory note in the amount of $30,500 to a company owned by the Chairman of the Company. This promissory note was issued as repayment of amounts paid by the Chairman's company to purchase automobiles on behalf of SLF that were financed by Valet.

           The Company recognized a net loss from the sale of business related to this transaction of $146,953, which represents the cash consideration of $50,000 less net fixed assets of $71,906, $6,454 of non-excluded business assets, write-off of net goodwill of $107,143 and $11,450 in expenses relating to the transaction.

           As of September 30, 2002, the Company had advanced $355,022 to Gold Crown, net of repayments. Most of the outstanding shares of Gold Crown are owned by Alvin S. Trenk, Chairman of the Company, Martin G. Jacobs, M.D., a Director of the Company and Steven L. Trenk, Chief Executive Officer of the Company. The Company obtained promissory notes from Gold Crown in a principal amount equal to the aggregate amount of the advances, the majority of which bear interest at a rate of 8% per annum and are payable upon demand.

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

           As of September 30, 2002, Gold Crown had advanced $513,300 to the Company to fund the Company's operations. The Company issued promissory notes to Gold Crown in the principal amount equal to the aggregate amount of the advances. The promissory notes bear interest at a rate of 8% per annum and are payable upon demand. The notes are secured by the Company's majority interests in its fuel cell subsidiaries and certain other assets.

           In 1998 and 1997, respectively, the Company loaned $350,000 and $35,000 to the Company's Chief Executive Officer. The Company's Chief Executive Officer executed promissory notes for these advances, the majority of notes bearing interest at a rate imputed by the Internal Revenue Service for instruments having a majority of one or more years (4.33% to 5.58%). The Company subsequently received principal payments aggregating $90,000 as partial repayment of principal amounts due under the promissory notes. In September 2002, Gold Crown agreed to accept the promissory notes as partial payment on the Gold Crown Note. As a result, the Company assigned all of its interest in the promissory notes to Gold Crown. Amounts due from Gold Crown have been offset to amounts due to Gold Crown as of September 30, 2002 and December 31, 2001 in the accompanying Consolidated Balance Sheets.

           On April 20, 2000, MFCS entered into an agreement with the Jet Propulsion Laboratory ("JPL") to fund certain work to be performed by JPL through its Technology Affiliates Program, pursuant to a National Aeronautics and Space Administration ("NASA") task order (the "JPL Task Plan"). In connection with the agreement, JPL and certain individuals of JPL were issued approximately 9% of the then outstanding common stock of MFCS. Funding requirements for the projects are based on periodic costs as incurred. The total estimated funding requirement for the projects to be completed by JPL are estimated to be approximately $1,700,000. The Company has provided $290,000 in funding to JPL pursuant to the JPL Task Plan from the date of the Company's acquisition of its majority interest in MFCS through September 30, 2002. Payments made by MFCS to JPL prior to the Company's acquisition of MFCS aggregated $494,000.

           As a result of the affiliate relationships with JPL and CalTech, MFCS holds an option to acquire exclusive rights to the exploitation of the micro DMFC technologies that are currently patent pending to JPL and CalTech. To date, JPL and CalTech have filed the first patent for micro DMFC related technologies and processes. Micro DMFCs produce electricity from the simple components of methanol, water and air. The DMFC converts the energy in methanol into an electric current, and will be used to power portable electronic devices such as laptop computers, cell phones, PDAs and other small electronic communication and entertainment devices.

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

           On February 27, 2002, the Company and Freedom Cell Power Corp. ("Freedom"), a wholly-owned subsidiary of the Company, entered into a license agreement with Adelan (the "Freedom License Agreement") by which Freedom acquired substantially the same rights and privileges previously granted to SOFC Energy pursuant to the Adelan Agreement. Freedom was required to fund the research and development projects and the development of licensed products by Adelan by making weekly payments commencing February 28, 2002 of $20,000 through June 30, 2002, $100,000 for each of the three months ended June 30, 2002 and monthly payments of $125,000 for each of the six months ended December 31, 2002. As of September 30, 2002, the Company provided $417,800 in funding to Adelan under the Freedom License Agreement.

           In connection with the Freedom License Agreement, Adelan was to receive 200,000 shares of the Company's common stock valued at $130,000, or $0.65 a share, which was the fair market value of the Company's stock on the measurement date, and a warrant to purchase an additional 100,000 shares of common stock with an exercise price of $1.00 valued at $54,603 utilizing the Black-Scholes Option pricing model. The Company issued the shares and warrants to Adelan under the terms of the Freedom License Agreement. However, Adelan refused to accept delivery of the shares and warrants and returned them to the Company. The Company canceled the shares and warrants and reversed the charge of $184,603 to research and development costs relating to their issuance.

           On June 27, 2002, the Company and Adelan agreed to modify the terms of the Freedom License agreement as to amount and timing of payments to Adelan. Beginning July 8, 2002, the Company was required to fund Adelan's operations with bi-weekly payments of $30,000 through the earlier of Adelan's reaching certain targets as established by the Company or until such time as the Company received additional financing.

           Freedom, through its strategic partnership with Adelan, was developing proprietary systems and products related to the portable, automotive, residential and commercial sectors utilizing Adelan's Solid Oxide Fuel Cell technology. Early commercial applications where Solid Oxide Fuel cells are expected to find dominant and competitive positions include stationary and portable power systems and auxiliary power units for trucks, automobiles and recreational vehicles.

           On August 20, 2002, the Company signed an agreement (the "Agreement") with an unrelated third party ("Purchaser") whereby the Company agreed to transfer the Company's interests in its technology rights under the Freedom License Agreement to the Purchaser in exchange for a percentage share of future revenues derived from the Adelan technology. In connection with the Agreement, the Purchaser made an initial payment of $30,000 to the Company to be paid by the Company to Adelan under the terms of the Freedom License Agreement. This payment was treated as an advance payment against future revenues due the Company under the Agreement. In connection with the Agreement, the Purchaser assumed responsibility for the development and funding of the research and development work performed by Adelan. The Agreement is subject to the preparation and execution of definitive documents.

      On September 17, 2002, the Company and Adelan terminated the Freedom License Agreement by mutual consent and agreed to the distribution of certain intellectual property rights between Adelan and the Company. As a result of the termination of the Company's contractual relationship with Adelan, the Company wrote-off $576,478 in net goodwill and other intangibles associated with the Company's original purchase of SOFC Energy, Inc. in July 2001.

           In April 2002, the Company received $100,000 from an individual unrelated third-party investor in exchange for 100,000 shares of the Company's common stock. The Company received an aggregate of $513,300 in secured loans from Gold Crown to fund the Company's operations through September 30, 2002.

           The Company needs to obtain additional financing to fund the Company's fuel cell subsidiary operations. Although the Company is actively pursuing such financing, there can be no assurance that the Company will be able to obtain adequate financing on terms acceptable to the Company. The Company is currently exploring all alternative options available to the Company relative to its fuel cell subsidiary operations including, but not limited to, alternative business mergers and/or acquisition opportunities to replace its existing operations.

           The accompanying consolidated interim financial statements have been prepared assuming the Company is a going concern which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent on the Company raising capital or achieving profitable operations.

           In 1999, the Company arranged for a $250,000 line of credit for Valet to fund its daily operations. The line had an interest rate of 8% per annum and was payable on demand. The line of credit was with a company owned by the Chairman of the Company. In connection with the Company's sale of Valet in September, 2002, $49,700 was repaid on the line of credit and the line of credit was terminated. As of September 30, 2002, the line of credit had a remaining principal balance due of $52,800.

           On January 29, 1998, the Company received approximately $2,665,000 from Upper Manhattan Dialysis Center, Inc. ("UMDC"), a former consulting customer of the Company, in connection with UMDC's sale of substantially all of its assets to Renal Research Institute, LLC ("RRI"). In April 2002 and April 2001, respectively, the Company received additional payments of $150,000 and $600,000 from UMDC representing repayment of all remaining amounts due from UMDC as well as amounts assigned to the Company by Certain Executive Officers. Accordingly, as of September 30, 2002 and September 30, 2001 respectively, the Company recorded $150,000 and $600,000 in additional revenues related to payments from UMDC in 2002 and 2001 not previously recorded as receivables due to realization uncertainties. Such revenues are included in income from discontinued operations.

ITEM 3. CONTROLS AND PROCEDURES

           Based on their evaluation of the Company's disclosure controls and procedures in the 90 days prior to the date hereof, the Company's principal executive officer and principal financial officer have determined that such controls and procedures are effective. No significant change has occurred in the Company's internal controls since the date of the evaluation that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATIONAL

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 23.4 Asset Purchase Agreement between Valet-USA, Inc. and SLF Enterprises, Inc. dated September 17, 2002.

           (b) On July 8, 2002, the Company filed a report on Form 8-K reporting information under Item 4, Changes in Registrants Certified Accountants and the Company's dismissal of Arthur Andersen, LLP as the Company's independent public accountants and the engagement of Sobel & Co., LLC to serve as the Company's independent public accountants for the fiscal year 2002.

                 On August 14, 2002 the Company furnished information to the SEC under Item 9 Regulation FD Disclosure of Form 8-K.

                 On August 29, 2002, the Company filed a report on Form 8-K reporting information under Item 5 - Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TECHSYS, INC.

Date: November 14, 2002                       By:  STEVEN L. TRENK

                                             -------------------------------
                                             Steven L. Trenk
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date: November 14, 2002                      By:  MARK N. RAAB

                                             -------------------------------
                                             Mark N. Raab
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                 CERTIFICATIONS

I, Steven L. Trenk, certify that:

           1. I have reviewed this quarterly report on Form 10-QSB of TechSys, Inc.;

           2, Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                 (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 14, 2002

-------------------------------
Steven L. Trenk
Chief Executive Officer
                                       21

                                 CERTIFICATIONS

I, Mark N. Raab, certify that:

           1. I have reviewed this quarterly report on Form 10-QSB of TechSys, Inc.;

           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                 (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 14, 2002
-------------------------------
Mark N. Raab
Chief Financial Officer
                                       22